Form 10-Q
period 2016-03-31
Stemcell Holdings, Inc.
filed 2016-04-26
CIK 1666487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55583

Stemcell Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4827622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O Omotesando Helene Clinic, 3-18-17-6F, Minamiaoyama Minato-ku, Tokyo, Japan	107-0062 (Zip Code)
(Address of Principal Executive Offices)

  Issuer's telephone number: +81-3-6432-9977

Fax number: +81-3-3403-2181

Email: contact@helene.jp

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 26, 2016, there were approximately 20,000,000 shares of common stock and none of preferred stock issued and outstanding.

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

STEMCELL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of March 31, 2016	As of December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$24,618	$-

TOTAL CURRENT ASSETS	24,618	-

Property, plant and equipment
Equipment	17,768	-
Less accumulated depreciation	(296)	-

TOTAL PROPERTY, PLANT AND EQUIPMENT	17,472	-

TOTAL ASSETS	$42,090	$-

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities
Loan from director	$46,719	$-
Accrued expenses	-	2,998

TOTAL CURRENT LIABILITIES	46,719	2,998

TOTAL LIABILITIES	46,719	2,998

Stockholder's Deficit
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding
as of March 31, 2016 and December 31, 2015)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding
as of March 31, 2016 and December 31, 2015)	2,000	2,000
Additional paid-in capital	2,998	-
Accumulated Deficit	(9,520)	(4,998)
Accumulated other comprehensive loss	(107)	-

TOTAL SHAREHOLDER'S DEFICIT	(4,629)	(2,998)

TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT	$42,090	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

STEMCELL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

Three months
Ended
March 31, 2016
Operating expenses
General and administrative expenses	$4,522

Total operating expenses	4,522

NET LOSS	$(4,522)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(107)

TOTAL COMPREHENSIVE LOSS	$(4,629)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

STEMCELL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

Three months
Ended
March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	296
Changes in operating assets and liabilities:
Net cash used in operating activities	(4,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of equipment	(17,768)
Net cash used in investing activities	(17,768)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	46,719
Net cash provided by financing activities	46,719

Net effect of exchange rate changes on cash	(107)

Net Change in Cash and Cash equivalents	24,618
Cash and cash equivalents - beginning of period	-
Cash and cash equivalents - end of period	$24,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-
Income taxes paid	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Accrued expenses owed to former related party written off to capital contribution	$2,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

STEMCELL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Stemcell Holdings, Inc., formerly known as Perfect Acquisition, Inc. (the “Company”), a growth company, was incorporated under the laws of the State of Delaware on December 31, 2015, with an objective to acquire, or merge with, an operating business. On March 24, 2016, the “Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Takaaki Matsuoka, our President, CEO and Director. Pursuant to this Agreement, on March 24, 2016 Takaaki Matsuoka transferred to the Company, 500 shares of the common stock of Stemcell Co., Ltd., a Japan corporation (“Stemcell”), which represented all of its issued and outstanding shares, in consideration of 5,000,000 JPY ($44,476 USD). Following the effective date of the share purchase transaction above on March 24, 2016, Stemcell Holdings, Inc. gained a 100% interest in the issued and outstanding shares of Stemcell’s common stock and Stemcell became a wholly owned subsidiary of the Company. The Company conducts a regenerative medicine-related business which includes but is not limited to the culturing, storing and delivery of stem cells through Stemcell.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended December 31, 2015.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Stemcell Co., Ltd. equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

FOREIGN CURRENCY TRANSLATION

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of owners’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

March 31, 2016
Current JPY: US$1 exchange rate	112.56
Average JPY: US$1 exchange rate	115.21

COMPREHENSIVE INCOME OR LOSS

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of owners’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (“PPE”) is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our PPE are generally as follows: computer software developed or acquired for internal use, three years; computer equipment, two to three years; buildings and improvements, five to 15 years; leasehold improvements, two to 10 years; and furniture and equipment, one to five years. Land is not depreciated.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a start-up company and has no revenue sources. The Company has reoccurring losses and negative cash flows. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - RELATED-PARTY TRANSACTIONS

On January 27, 2016, Mr. Jeffrey DeNunzio, the former sole shareholder of the Company, consummated a sale of 20,000,000 shares of our common stock to Dr. Takaaki Matsuoka., for an aggregate purchase price of $30,000. Following the closing of the share purchase transaction, Dr. Matsuoka gained a 100% interest in the issued and outstanding shares of our common stock. Dr. Matsuoka is the controlling shareholder of the Company. Commensurate with the closing, the Company, filed with the Delaware Secretary of State, a Certificate of Amendment to change the name of Registrant to Stemcell Holdings, Inc.

On January 27, 2016, Mr. Jeffrey DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On January 27, 2016, Dr. Takaaki Matsuoka was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On March 24, 2016, the Company entered into a Stock Purchase Agreement with Takaaki Matsuoka, our President, CEO and Director. Pursuant to this Agreement, on March 24, 2016 Takaaki Matsuoka transferred to Stemcell Holdings, Inc., 500 shares of the common stock of Stemcell Co., Ltd., a Japan corporation, (“Stemcell”), which represented all of its issued and outstanding shares, in consideration $44,476. This is a merger of entities under common control and therefore all assets, liabilities and operations of Stemcell will be accounted for at their historical carryover basis and as if they had been combined since Stemcell’s inception. Further note the inception date of Stemcell and that from inception through the date of acquisition that Stemcell had no revenues and nominal assets.

The assets and liabilities of Stemcell at March 24, 2016 are as follows:

As of
March 24, 2016

ASSETS
Current Assets
Cash and cash equivalents	$24,546
Account receivables	2,021

TOTAL CURRENT ASSETS	26,567

Property, plant and equipment
Equipment	17,716

TOTAL PROPERTY, PLANT AND EQUIPMENT	17,716

TOTAL ASSETS	$44,283

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Loan from director	$2,060

TOTAL CURRENT LIABILITIES	2,060

TOTAL LIABILITIES	2,060

Shareholder's Equity
Common stock (No par value, 10,000 shares authorized,
500 shares issued and outstanding as of March 31, 2016	42,098
Accumulated deficit	(2,033)
Accumulated other comprehensive income	2158

TOTAL SHAREHOLDER'S EQUITY	42,223

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$44,283

* As of March 24, 2016, 1 US Dollar was 112.89 JP Yen.

Following the effective date of the share purchase transaction above on March 24, 2016, The Company gained a 100% interest in the issued and outstanding shares of Stemcell’s common stock and Stemcell became a wholly owned subsidiary of the Company. The Company is now the controlling and sole shareholder of Stemcell.

On March 31, 2016, the Company wrote off the accrued expenses owed by the previous owner whose amount was $2,998. The accrued expense written off has been recorded as additional paid in capital.

As of March 31, 2016, the Company owed a related party in the amount of $46,719 to Takaaki Matsuoka, sole director, for payment of the Company’s expenses. These are due on demand and bear no interest.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Company Overview

Corporate History

The Company was originally incorporated with the name Perfect Acquisition, Inc., under the laws of the State of Delaware on December 31, 2015, with an objective to acquire, or merge with, an operating business.

On January 27, 2016, Jeffrey DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of the Company, entered into a Share Purchase Agreement with Takaaki Matsuoka with an address at 3-18-17-6F, Minamiaoyama, Minato-ku, Tokyo, 107-0062, Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to Dr. Matsuoka., 20,000,000 shares of our common stock which represents all of our issued and outstanding shares.

Following the closing of the share purchase transaction, Dr. Matsuoka gained a 100% interest in the issued and outstanding shares of our common stock and became the controlling shareholder of the Company.

The sale of shares between Jeffrey DeNunzio and Takaaki Matsuoka was made pursuant to Regulation S of the Securities Act of 1933, as amended ("Regulation S"). No directed selling efforts were made in the United States. Dr. Matsuoka is a Japanese Citizen.

On January 27, 2016, the Company changed its name to Stemcell Holdings, Inc. and filed with the Delaware Secretary of State, a Certificate of Amendment.

On January 27, 2016, Jeffrey DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On January 27, 2016, Mr. Takaaki Matsuoka was appointed as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On March 23, 2016, Stemcell Holdings, Inc., a Delaware corporation (the “Company”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Takaaki Matsuoka, our President, CEO and Director. Pursuant to this Agreement, on March 24, 2016 Takaaki Matsuoka transferred to Stemcell Holdings, Inc., 500 shares of the common stock of Stemcell Co., Ltd., a Japan corporation (“Stemcell”), which represents all of its issued and outstanding shares, in consideration of 5,000,000 JPY ($44,476 USD). Following the effective date of the share purchase transaction above on March 24, 2016, Stemcell Holdings, Inc. gained a 100% interest in the issued and outstanding shares of Stemcell’s common stock and Stemcell became a wholly owned subsidiary of the Company. The Company is now the controlling and sole shareholder of Stemcell.

Business Information of Stemcell

The Company is a start-up stage company and concentrates on the regenerative medicine-related business which includes but is not limited to the culturing, storing and delivery of stem cells. through Stemcell CO., LTD., a Japan Corporation (“Stemcell”), which is our wholly owned subsidiary.

Our principal executive offices are located at C/O Omotesando Helene Clinic, 3-18-17-6F, Minamiaoyama, Minato-ku, Tokyo, 107-0062, Japan, Japan. Our phone number is +81-3-6432-9977.

Liquidity and Capital Resources

Our cash balance is $24,618 as of March 31, 2016. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Takaaki Matsuoka, our sole Director who has informally agreed to advance funds to allow us to pay for filing fees, and professional fees. Takaaki Matsuoka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require further funding. Being a start-up stage company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

Going Concern

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a start-up company and has no revenue sources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2016, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred during our fiscal year end December 31, 2015 and for the interim period ending March 31, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 27, 2016, Mr. Jeffrey DeNunzio, the sole shareholder of Perfect Acquisition, Inc., consummated a sale of 20,000,000 shares of our common stock to Takaaki Matsuoka. Following the closing of the share purchase transaction, Takaaki Matsuoka gained a 100% interest in the issued and outstanding shares of our common stock. Takaaki Matsuoka is currently the controlling shareholder of the Company.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Incorporation of Stemcell - translated (2)
10.1	Stock Purchase Agreement (2)
99.1	Resolutions Approving Acquisition (2)

(1) Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 12, 2015, and incorporated herein by this reference.

(2) Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 28, 2016, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Stemcell Holdings, Inc.

(Registrant)

By: /s/ Takaaki Matsuoka

Name: Takaaki Matsuoka

CEO, President, Director

Dated: April 26, 2016