Form 10-Q
period 2016-06-30
Stemcell Holdings, Inc.
filed 2016-08-15
CIK 1666487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Email: stemcellholdings@gmail.com

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

As of August 15, 2016, there were approximately 20,000,000 shares of common stock and none of preferred stock issued and outstanding.

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

STEMCELL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash and cash equivalents	$320,532	$-
Accounts receivable	50,170	-

TOTAL CURRENT ASSETS	370,702	-

Property, plant and equipment
Equipment	19,370	-
Less accumulated depreciation	(1,291)	-

TOTAL PROPERTY, PLANT AND EQUIPMENT	18,079	-

TOTAL ASSETS	$388,781	$-

LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
Current Liabilities
Loan from director	$67,761	$-
Accrued expenses	2	2,998
Tax payables	111,387	-
TOTAL CURRENT LIABILITIES	179,150	2,998

TOTAL LIABILITIES	179,150	2,998

Shareholder's Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of June 30, 2016 and December 31, 2015)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015)	2,000	2,000
Additional paid-in capital	2,998	-
Accumulated earnings (deficit)	188,969	(4,998)
Accumulated other comprehensive income	15,664	-

TOTAL SHAREHOLDER'S EQUITY (DEFICIT)	209,631	(2,998)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)	$388,781	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

STEMCELL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months	Six months
	Ended	Ended
	June 30, 2016	June 30, 2016
Revenues
Service revenue from related party	$267,125	$267,125
Service revenue	70,438	70,438

Total revenues	337,563	337,563

Operating Expenses
General and Administrative Expenses	51,012	55,534

Total Operating expenses	51,012	55,534

OTHER INCOME
Other service income –related party	15,002	15,002
Total other income	15,002	15,002

Net income before taxes	$301,553	$297,031

Income tax expenses	$(103,064)	$(103,064)

NET INCOME	$198,489	$193,967

Other Comprehensive Income
Foreign currency translation adjustment	15,771	15,664

TOTAL COMPREHENSIVE INCOME	$214,260	$209,631

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	20,000,000	20,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

-F2-

STEMCELL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

Six months
Ended
June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$193,967
Adjustments to reconcile net income to net cash provided by operations:
Depreciation expense	1,291
Changes in operating assets and liabilities:
Accounts receivable	(50,170)
Accrued expenses	(2)
Tax payables	111,387
Net cash provided by operating activities	256,477

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of equipment	(19,370)
Net cash used in investing activities	(19,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	67,761
Net cash provided by financing activities	67,761

Net effect of exchange rate changes on cash	15,664

Net change in cash and cash equivalents	$320,532
Cash and cash equivalents - beginning of period	-
Cash and cash equivalents - end of period	$320,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-
Income taxes paid	-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Accrued expenses owed to former related party written off to capital contribution	$2,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

STEMCELL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

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

ACCOUNTS RECEIVABLE

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

June 30, 2016
Current JPY: US$1 exchange rate	103.25
Average JPY: US$1 exchange rate	111.59

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

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company provides the warranty for the delivery of its service. If the Company cannot deliver its service to customers successfully, the Company retry its operation until the delivery is completed.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date. The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

For the year ended December 31, 2015, the Company did not have any interest and penalties associated with tax positions. As of June 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority.

Enterprise income tax in Japan is generally charged at 29.97% of a company’s assessable profit. The Company’s subsidiaries incorporated in Japan are subject to Japanese enterprises income tax at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

The Company is governed by the Income Tax Law of Japan as well as Tokyo Local Income Tax Law (“the Income Tax Laws”). Under the Income Tax Laws, Corporations in Tokyo, Japan are generally subject to an income tax at an effective rate of 29.97% on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.

We had a total tax payable of $111,387 as of June 30, 2016 and income tax expense of $103,064 for the six months ended June 30, 2016.

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a start-up company and has not yet generated continuous revenues. Additionally, most of the revenues of the Company were from the related party. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

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

On March 24, 2016, the Company entered into a Stock Purchase Agreement with Takaaki Matsuoka, our President, CEO and Director. Pursuant to this Agreement, on March 24, 2016 Takaaki Matsuoka transferred to Stemcell Holdings, Inc., 500 shares of the common stock of Stemcell Co., Ltd., a Japan corporation, (“Stemcell”), which represented all of its issued and outstanding shares, in consideration of $44,476. This is a merger of entities under common control and therefore all assets, liabilities and operations of Stemcell will be accounted for at their historical carryover basis and as if they had been combined since Stemcell’s inception. Further note the inception date of Stemcell and that from inception through the date of acquisition that Stemcell had no revenues and nominal assets.

The assets and liabilities of Stemcell at March 24, 2016 are as follows:

As of
March 24, 2016

ASSETS
Current Assets
Cash and cash equivalents	$24,546
Account receivables	2,021

TOTAL CURRENT ASSETS	26,567

Property, plant and equipment
Equipment	17,716

TOTAL PROPERTY, PLANT AND EQUIPMENT	17,716

TOTAL ASSETS	$44,283

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Loan from director	$2,060

TOTAL CURRENT LIABILITIES	2,060

TOTAL LIABILITIES	2,060

Shareholder's Equity
Common stock (No par value, 10,000 shares authorized,
500 shares issued and outstanding as of March 24, 2016	42,098
Accumulated deficit	(2,033)
Accumulated other comprehensive income	2,158

TOTAL SHAREHOLDER'S EQUITY	42,223

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$44,283

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

On May 2, 2016, Takaaki Matsuoka entered into a Stock Purchase Agreement with Primavera Singa Pte Ltd, a Singapore corporation (“Primavera Singa”) with an address at 60 Paya Lebar Rd #09-25, Paya Lebar Square 409051, Singapore. Pursuant to the Agreement, Dr. Matsuoka transferred to Primavera Singa, 17,299,533 shares of our common stock in consideration of 3,000,000 JPY ($27,272 USD) which represents 86% of its issued and outstanding shares.

Shiho Matsuoka, the wife of our sole officer and director Takaaki Matsuoka, owns and controls 100% of Primavera Singa Pte., Ltd. Following the closing of the share purchase transaction, Primavera Singa Pte., Ltd. became the controlling shareholder of the Company.

During the six months ended June 30, 2016, the Company borrowed $67,761 from the sole director, for payment of the Company’s expenses. The balance due as of June 30, 2016, is $67,761 which is unsecured, due on demand and bears no interest.

For the six months ended June 30, 2016, the Company provided the stem cells culturing services in the amount of $267,125 to Omotesando Helene Clinic which Dr. Matsuoka, the sole director of the Company, is the majority owner and also serves as a director.

For the six months ended June 30, 2016, the Company provided the operation technical support services in the amount of $15,002 to six clinics which Dr. Matsuoka is the majority owner. These services were considered to be other related party income.

On March 4, 2016 Stemcell purchase the equipment unit for stem cells culturing and storing from Omotesando Helene Clinic in consideration of 2,000,000 JPY ($19,417). As of June 30, 2016 the book value of the aforementioned equipment in total is $17,716.

NOTE 5 - MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

Concentration of Revenue

For the six months ended June 30, 2016, the Company provided the stem cells culturing services in the amount of $267,125 to Omotesando Helene Clinic which Dr. Matsuoka is the majority owner and serves as the director which accounts for 79.1% of total revenue.

Concentration of Accounts Receivable

As of June 30, 2016, two customers account for 100% of accounts receivable which one customer accounts for 86.9%.

- F4 -

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

On March 23, 2016, Stemcell Holdings, Inc., a Delaware corporation (the “Company”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Takaaki Matsuoka, our President, CEO and Director. Pursuant to this Agreement, on March 24, 2016 Takaaki Matsuoka transferred to Stemcell Holdings, Inc., 500 shares of the common stock of Stemcell Co., Ltd., a Japan corporation (“Stemcell”), which represents 86% of its issued and outstanding shares, in consideration of 5,000,000 JPY ($44,476 USD). Following the effective date of the share purchase transaction above on March 24, 2016, Stemcell Holdings, Inc. gained a 100% interest in the issued and outstanding shares of Stemcell’s common stock and Stemcell became a wholly owned subsidiary of the Company. The Company is now the controlling and sole shareholder of Stemcell.

On May 2, 2016, Takaaki Matsuoka entered into a Stock Purchase Agreement with Primavera Singa Pte Ltd, a Singapore corporation (“Primavera Singa”) with an address at 60 Paya Lebar Rd #09-25, Paya Lebar Square 409051, Singapore. Pursuant to the Agreement, Dr. Matsuoka transferred to Primavera Singa, 17,299,533 shares of our common stock in consideration of 3,000,000 JPY ($27,272 USD) which represents all of our issued and outstanding shares. Shiho Matsuoka, the wife of our sole officer and director Takaaki Matsuoka, owns and controls 100% of Primavera Singa Pte., Ltd.

Following the closing of the share purchase transaction, Primavera Singa Pte., Ltd. became the controlling shareholder of the Company.

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

On March 4, 2016, Stemcell purchased the equipment unit for stem cells culturing and storing from Omotesando Helene Clinic in consideration of 2,000,000 JPY ($19,417), which included the Liquid Nitrogen Freezers, Centrifugal Separator, Biological Safety Cabinet and Carbon Oxide Incubator. As of June 30, 2016, the book value of the equipment was $19,370.

Liquidity and Capital Resources

As of June 30, 2016, our cash balance was $320,532 and working capital was $302,939. For the six months ended June 30, 2016, the Company generated the operating cash flow in the amount of $256,477. Our cash balance is currently sufficient to fund our operations. However, if our revenues cannot cover our operating funds, we need to utilize funds from Takaaki Matsuoka, our sole Director who has informally agreed to advance funds to allow us to pay for operating expenses. Takaaki Matsuoka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

As of June 30, 2016, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred during our fiscal year end December 31, 2015 and for the interim period ending June 30, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 27, 2016, Mr. Jeffrey DeNunzio, the sole shareholder of Perfect Acquisition, Inc., consummated a sale of 20,000,000 shares of our common stock to Takaaki Matsuoka. Following the closing of the share purchase transaction, Takaaki Matsuoka., gained a 100% interest in the issued and outstanding shares of our common stock.

Following the closing of the share purchase transaction above, Takaaki Matsuoka gained a 100% interest in the issued and outstanding shares of our common stock and became the controlling shareholder of the Company.

On May 2, 2016, Takaaki Matsuoka entered into a Stock Purchase Agreement with Primavera Singa Pte Ltd, a Singapore corporation (“Primavera Singa”) with an address at 60 Paya Lebar Rd #09-25, Paya Lebar Square 409051, Singapore. Pursuant to the Agreement, Dr. Matsuoka transferred to Primavera Singa, 17,299,533 shares of our common stock which represents 86% of our issued and outstanding shares, in consideration of 3,000,000 JPY ($27,272 USD).

Following the closing of the share purchase transaction, Primavera Singa gained 86.5% interest in the issued and outstanding shares of our common stock and became the controlling shareholder of the Company. Shiho Matsuoka, the wife of our sole officer and director Takaaki Matsuoka, owns and controls 100% of Primavera Singa Pte., Ltd.

On May 6, 2016, Takaaki Matsuoka entered into stock purchase agreements with 67 Japanese shareholders. Pursuant to these agreements, Takaaki Matsuoka sold 2,500,467 shares of common stock in total to these individuals and received 2,514,700 JPY ($22,861 USD) as aggregate consideration.

The aforementioned sale of shares was exempt from registration in accordance with Regulation S of the Securities Act of 1933, as amended ("Regulation S") because the above sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Incorporation of Stemcell - translated (2)

10.1	Stock Purchase Agreement (2)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2016 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Resolutions Approving Acquisition (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1) Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on February 12, 2015, and incorporated herein by this reference.

(2) Filed as an exhibit to the Company's Form 8-K, as filed with the SEC on March 28, 2016, and incorporated herein by this reference.

(3) Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

(4) Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Stemcell Holdings, Inc.

(Registrant)

By: /s/ Takaaki Matsuoka

Name: Takaaki Matsuoka

CEO, President, Director

Dated: August 15, 2016