Form 10-Q
period 2016-09-30
Stemcell Holdings, Inc.
filed 2016-11-14
CIK 1666487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55583

Stemcell Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4827622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O Stemcell Co., Ltd., 5-9-15-3F, Minamiaoyama Minato-ku, Tokyo, Japan	107-0062 (Zip Code)
(Address of Principal Executive Offices)

  Issuer's telephone number: +81-3-3400-0077

Fax number: +81-3-3403-2181

Email: stemcellholdings@gmail.com

C/O Omotesando Helene Clinic, 3-18-17-6F, Minamiaoyama

Minato-ku, Tokyo, Japan

(Former address)

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

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 14, 2016, there were approximately 27,596,000 shares of common stock and none of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

STEMCELL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,459,930	$-
Accounts receivable - related party	611,251	-
Accounts receivable	133,668	-
Prepaid expenses	1,006	-

TOTAL CURRENT ASSETS	2,205,855	-

Property, plant and equipment
Equipment	393,141	-
Less accumulated depreciation	(6,216)	-

TOTAL PROPERTY, PLANT AND EQUIPMENT	386,925	-

TOTAL ASSETS	$2,592,780	$-

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Loan from director	$69,047	$-
Accounts payable to related party	826,306	-
Accrued expenses	37	2,998
Tax payables	521,971	-

TOTAL CURRENT LIABILITIES	1,417,361	2,998

TOTAL LIABILITIES	1,417,361	2,998

Shareholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of September 30, 2016 and December 31, 2015)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
40,000,000,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015) (*)	4,000,000	4,000,000
Additional paid-in capital	(3,936,328)	(3,998,000)
Accumulated earnings (deficit)	1,039,666	(4,998)
Accumulated other comprehensive income	72,081	-

TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	1,175,419	(2,998)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$2,592,780	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

(*) On October 29, 2016, the Company performed the forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into two thousand (2000) shares (the “2000-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not be affected by the 2000-for-1 Forward Stock Split. The Company had 20,000,000 shares of common stock outstanding as of September 30, 2016 and December 31, 2015, which were retroactively stated as 40,000,000,000 shares due to the 2000-for-1 Forward Stock Split.

- F1 -

STEMCELL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months	Nine months
	Ended	Ended
	September 30, 2016	September 30, 2016
Revenues
Service revenue from related parties	$784,531	$1,181,776
Service revenue	459,340	529,778

Total revenues	1,243,871	1,711,554

Cost of revenues	126,396	126,396

Gross profit	1,117,475	1,585,158

Operating Expenses
General and Administrative Expenses	71,099	122,111

Total operating expenses	71,099	122,111

OTHER INCOME
Other service income –related parties	54,192	69,194
Interest income	1	1

Total other income	54,193	69,195

NET INCOME BEFORE TAXES	1,100,569	1,532,242

Income tax expenses	384,514	487,578

NET INCOME	$716,055	$1,044,664

Other Comprehensive Income
Foreign currency translation adjustment	56,310	72,081

TOTAL COMPREHENSIVE INCOME	$772,365	$1,116,745

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (*)	40,000,000,000	40,000,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

(*) On October 29, 2016, the Company performed the forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into two thousand (2000) shares (the “2000-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not be affected by the 2000-for-1 Forward Stock Split. . The Company had 20,000,000 shares of common stock outstanding as of September 30, 2016 and December 31, 2015, which were retroactively stated as 40,000,000,000 shares due to the 2000-for-1 Forward Stock Split.

- F2 -

STEMCELL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

Nine months
Ended
September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,044,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,216
Director’s compensation not paid	58,674
Changes in operating assets and liabilities:
Accounts receivable - related party	(611,251)
Accounts receivable	(133,668)
Prepaid expenses	(1,006)
Accounts payable to related party	826,306
Accrued expenses	37
Tax payables	521,971
Net cash provided by operating activities	1,711,943

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of equipment	(393,141)
Net cash used in investing activities	(393,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	69,047
Net cash provided by financing activities	69,047

Net effect of exchange rate changes on cash	72,081

Net Change in Cash and Cash equivalents	1,459,930
Cash and cash equivalents - beginning of period	-
Cash and cash equivalents - end of period	$1,459,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-
Income taxes paid	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Accrued expenses owed to former related party written off to capital contribution	$2,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F3 -

STEMCELL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Stemcell Holdings, Inc., formerly known as Perfect Acquisition, Inc. (the “Company”), a growth company, was incorporated under the laws of the State of Delaware on December 31, 2015, with an objective to acquire, or merge with, an operating business. On March 24, 2016, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Takaaki Matsuoka, our President, CEO and Director. Pursuant to this Agreement, on March 24, 2016 Takaaki Matsuoka transferred to the Company, 500 shares of the common stock of Stemcell Co., Ltd., a Japan corporation (“Stemcell”), which represented all of its issued and outstanding shares, in consideration of 5,000,000 JPY ($44,476). Following the effective date of the share purchase transaction above on March 24, 2016, Stemcell Holdings, Inc. gained a 100% interest in the issued and outstanding shares of Stemcell’s common stock and Stemcell became a wholly owned subsidiary of the Company. The Company conducts a regenerative medicine-related business which includes but is not limited to the culturing, storing and delivery of stem cells through Stemcell.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Stemcell Co., Ltd. Intercompany accounts and transactions are eliminated.

ACCOUNTS RECEIVABLE

Accounts receivable are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (“PPE”) is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our PPE are generally as follows: computer software developed or acquired for internal use, 2 to 3 years; computer equipment, 2 to 3 years; buildings and improvements, 5 to 15 years; leasehold improvements, 2 to 10 years; and furniture and equipment, 1 to 5 years. Land is not depreciated.

FOREIGN CURRENCY TRANSLATION

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of shareholders’ equity.

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

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates:

September 30, 2016
Current JPY: US$1 exchange rate	101.33
Average JPY: US$1 exchange rate	108.48

RELATED PARTY TRANSACTION

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

COMPREHENSIVE INCOME OR LOSS

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Accumulated comprehensive income, as presented in the accompanying statements of shareholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

- F4 -

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

As of September 30, 2016, the Company did not have any significant unrecognized uncertain tax positions.

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

 NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a start-up company and has not yet generated continuous revenue. Additionally, 69% of the revenues of the Company were from the related party for the nine months ended September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue-producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - RELATED-PARTY TRANSACTIONS

On January 27, 2016, Mr. Jeffrey DeNunzio, the former sole shareholder of the Company, consummated a sale of 40,000,000,000 shares of our common stock to Dr. Takaaki Matsuoka., for an aggregate purchase price of $30,000. Following the closing of the share purchase transaction, Dr. Matsuoka gained a 100% interest in the issued and outstanding shares of our common stock. Commensurate with the closing, the Company, filed with the Delaware Secretary of State, a Certificate of Amendment to change the name of Registrant to Stemcell Holdings, Inc.

On January 27, 2016, Mr. Jeffrey DeNunzio resigned as our Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

On January 27, 2016, Dr. Takaaki Matsuoka was appointed as Chief Executive Officer, Chief Financial Officer, President, Director, Secretary, and Treasurer.

- F5 -

On March 24, 2016, the Company entered into a Stock Purchase Agreement with Takaaki Matsuoka. Pursuant to this Agreement, on March 24, 2016 Takaaki Matsuoka transferred to Stemcell Holdings, Inc. 500 shares of the common stock of Stemcell Co., Ltd., a Japan corporation (“Stemcell”), which represented all of its issued and outstanding shares, in consideration of 5,000,000 JPY (approximately $44,476). This is a merger of entities under common control and therefore all assets, liabilities and operations of Stemcell will be accounted for at their historical carryover basis and as if they had been combined since Stemcell’s inception. Further note the inception date of Stemcell is February 5, 2016 and from inception through the date of acquisition that Stemcell had no revenues and nominal assets.

The assets and liabilities of Stemcell at March 24, 2016 are as follows:

As of
March 24, 2016

ASSETS
Current Assets
Cash and cash equivalents	$24,546
Account receivables	2,021

TOTAL CURRENT ASSETS	26,567

Property, plant and equipment
Equipment	17,716

TOTAL PROPERTY, PLANT AND EQUIPMENT	17,716

TOTAL ASSETS	$44,283

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Loan from director	$2,060

TOTAL CURRENT LIABILITIES	2,060

TOTAL LIABILITIES	2,060

Shareholders’ Equity
Common stock (No par value, 10,000 shares authorized,
500 shares issued and outstanding as of March 24, 2016	42,098
Accumulated deficit	(2,033)
Accumulated other comprehensive income	2,158

TOTAL SHAREHOLDERS’ EQUITY	42,223

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,283

* As of March 24, 2016, 1 US Dollar converted to 112.89 JP Yen.

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

On May 2, 2016, Takaaki Matsuoka entered into a Stock Purchase Agreement with Primavera Singa Pte Ltd, a Singapore corporation (“Primavera Singa”) with an address at 60 Paya Lebar Rd #09-25, Paya Lebar Square 409051, Singapore. Pursuant to the Agreement, Dr. Matsuoka transferred to Primavera Singa, 34,599,066,000 shares of our common stock in consideration of 3,000,000 JPY (approximately $27,272) which represents 86% of its issued and outstanding shares.

Shiho Matsuoka, the wife of our sole officer and director Takaaki Matsuoka, owns and controls 100% of Primavera Singa Pte., Ltd. Following the closing of the share purchase transaction, Primavera Singa became the controlling shareholder of the Company.

During the nine months ended September 30, 2016, the Company borrowed $69,047 from the sole director, for payment of the Company’s expenses. The balance due as of September 30, 2016 is $69,047, which is unsecured, due on demand and bears no interest.

For the nine months ended September 30, 2016, the Company provided the stem cells culturing services in the amount of $1,181,776 to Omotesando Helene Clinic which Dr. Matsuoka, the sole director of the Company, is the majority owner and also serves as a director. For the three months ended September 30, 2016, the Company provided the stem cells culturing services in the amount of $784,531 to Omotesando Helene Clinic. As of September 30, 2016, the Company had accounts receivable balance from Omotesando Helene Clinic for the cell culturing service in the amount of $611,251.

For the nine months ended September 30, 2016, the Company provided the operation technical support services in the amount of $69,194 to seven clinics which Dr. Matsuoka is the majority owner. These services were considered to be other related party income. For the three months ended September 30, 2016, the Company provided the operation technical support services in the amount of $54,192 to these seven clinics.

As of September 30, 2016, the Company owed the account payables for the doctor’s fee in the amount of $826,306 to Omotesando Helene Clinic.

On March 4, 2016 Stemcell purchased the equipment unit for stem cells culturing and storing from Omotesando Helene Clinic in consideration of 2,000,000 JPY (approximately $19,737).

During the three months ended September 30, 2016, Stemcell purchased accessory equipment from Omotesando Helene Clinic in consideration of 37,837,000 JPY (approximately $373,404).

NOTE 5 - MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

Concentration of Revenue

For the nine months ended September 30, 2016, the Company provided the stem cells culturing services in the amount of $1,181,776 to Omotesando Helene Clinic which Dr. Matsuoka is the majority owner and serves as the director which accounts for 69% of total revenue.

Concentration of Accounts Receivable

As of September 30, 2016, Omotesando Helene Clinic accounted for 82% of the total balance of accounts receivable including accounts receivable from a related party.

NOTE 6 – SUBSEQUENT EVENTS

On October 26, 2016, 19,986,202 (39,972,404,000 post - split) shares of the Company’s common stock owned by seven shareholders were cancelled (the “Stock Cancellation”).

On October 29, 2016, the Company performed the forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into two thousand (2000) shares (the “2000-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not be affected by the 2000-for-1 Forward Stock Split. The 2000-for-1 Forward Stock Split was executed subsequent to the Stock Cancellation. On October 29, 2016, we filed a Certificate of Amendment with the Delaware Secretary of State. These interim consolidated financial statements give retroactive effect to such forward split and have been adjusted accordingly.

- F6 -

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

On May 2, 2016, Takaaki Matsuoka entered into a Stock Purchase Agreement with Primavera Singa Pte Ltd, a Singapore corporation (“Primavera Singa”) with an address at 60 Paya Lebar Rd #09-25, Paya Lebar Square 409051, Singapore. Pursuant to the Agreement, Dr. Matsuoka transferred to Primavera Singa, 34,599,066,000 shares of our common stock in consideration of 3,000,000 JPY ($27,272 USD) which represents all of our issued and outstanding shares. Shiho Matsuoka, the wife of our sole officer and director Takaaki Matsuoka, owns and controls 100% of Primavera Singa Pte., Ltd.

Following the closing of the share purchase transaction, Primavera Singa Pte., Ltd. became the controlling shareholder of the Company.

On October 26, 2016, 7 shareholders approved to cancel 39,972,404,000 of their shares of the Company’s common stock (the “Stock Cancellation”).

On October 29, 2016, the Company performed the forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into two thousand (2000) shares (the “2000-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not be affected by the 2000-for-1 Forward Stock Split. The 2000-for-1 Forward Stock Split was executed subsequent to the Stock Cancellation. On October 29, 2016, we filed a Certificate of Amendment with the Delaware Secretary of State.

Business Information of Stemcell

The Company is a start-up stage company and concentrates on the regenerative medicine-related business which includes but is not limited to the culturing, storing and delivery of stem cells through Stemcell CO., LTD., a Japan Corporation (“Stemcell”), which is our wholly owned subsidiary.

Our principal executive offices are located at C/O Stemcell Co., Ltd., 5-9-15-3F, Minamiaoyama, Minato-ku, Tokyo, Japan. Our phone number is +81-3-3400-0077.

On March 4, 2016, Stemcell purchased the equipment unit for stem cells culturing and storing from 4 constructors in aggregate consideration of 2,000,000 JPY ($19,737), which included the Liquid Nitrogen Freezers, Centrifugal Separator, Biological Safety Cabinet and Carbon Oxide Incubator. As of September 30, 2016, the book value of the equipment was $17,434.

In August and September 2016, Stemcell purchased accessory equipment in consideration of 37,837,000 JPY ($373,404), which included the clean room, air conditioning, electric work and interior. As of September 30, 2016, the net book value of the equipment was $369,491.

Liquidity and Capital Resources

As of September 30, 2016, our cash balance was $1,459,930 and working capital was $788,494. For the nine months ended September 30, 2016, the Company generated the operating cash flow in the amount of $1,711,943. Our cash balance is currently sufficient to fund our operations. However, if our revenue cannot cover our operating funds, we need to utilize funds from Takaaki Matsuoka, our sole Director who has informally agreed to advance funds to allow us to pay for operating expenses. Takaaki Matsuoka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

As of September 30, 2016, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred during our fiscal year end December 31, 2015 and for the interim period ending September 30, 2016, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 27, 2016, Mr. Jeffrey DeNunzio, the sole shareholder of Perfect Acquisition, Inc., consummated a sale of 40,000,000,000 shares of our common stock to Takaaki Matsuoka. Following the closing of the share purchase transaction, Takaaki Matsuoka., gained a 100% interest in the issued and outstanding shares of our common stock.

Following the closing of the share purchase transaction above, Takaaki Matsuoka gained a 100% interest in the issued and outstanding shares of our common stock and became the controlling shareholder of the Company.

On May 2, 2016, Takaaki Matsuoka entered into a Stock Purchase Agreement with Primavera Singa Pte Ltd, a Singapore corporation (“Primavera Singa”) with an address at 60 Paya Lebar Rd #09-25, Paya Lebar Square 409051, Singapore. Pursuant to the Agreement, Dr. Matsuoka transferred to Primavera Singa, 34,599,066,000 shares of our common stock which represents 86% of our issued and outstanding shares, in consideration of 3,000,000 JPY ($27,272 USD).

Following the closing of the share purchase transaction, Primavera Singa gained 86.5% interest in the issued and outstanding shares of our common stock and became the controlling shareholder of the Company. Shiho Matsuoka, the wife of our sole officer and director Takaaki Matsuoka, owns and controls 100% of Primavera Singa Pte., Ltd.

On May 6, 2016, Takaaki Matsuoka entered into stock purchase agreements with 67 Japanese shareholders. Pursuant to these agreements, Takaaki Matsuoka sold 5,000,934,000 shares of common stock in total to these individuals and received 2,514,700 JPY ($22,861 USD) as aggregate consideration.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Incorporation of Stemcell - translated (2)

10.1	Stock Purchase Agreement (2)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended September 30, 2016 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Resolutions Approving Acquisition (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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

Dated: November 14, 2016