Form 10-Q/A
period 2016-09-30
Stemcell Holdings, Inc.
filed 2016-11-15
CIK 1666487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO.1

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

Note: This amendment to Form 10-Q has been filed to include the extensible business reporting language (XBRL) that was not previously included due to a clerical error. With the exception of this note, and the inclusion of the XBRL, this Form 10-Q (and related exhibits) is/are identical to the previous filed on November 14, 2016.

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