Form 10-Q
period 2017-03-31
Stemcell Holdings, Inc.
filed 2017-05-19
CIK 1666487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2017

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

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 18, 2017, there were approximately 27,596,000 shares of common stock and none of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

STEMCELL HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	As of March 31, 2017	As of
	(Unaudited)	December 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$2,488,136	$2,646,855
Prepaid expenses and other current assets	64,090	30,452
Deferred tax assets	22,537	21,848

TOTAL CURRENT ASSETS	2,574,763	2,699,155

Property, plant and equipment, net	713,277	529,747

TOTAL ASSETS	$3,288,040	$3,228,902

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable to related party	1,144,278	573,827
Accrued expenses and other current liabilities	61,069	106,413
Income tax payables	240,586	1,187,722

TOTAL CURRENT LIABILITIES	1,445,933	1,867,962

TOTAL LIABILITIES	1,445,933	1,867,962

Shareholders’ Equity
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of March 31, 2017 and December 31, 2016)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized;
27,596,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016)	2,760	2,760
Additional paid-in capital	65,116	65,116
Retained earnings	1,832,909	1,397,421
Accumulated other comprehensive loss	(58,678)	(104,357)

TOTAL SHAREHOLDERS’ EQUITY	1,842,107	1,360,940

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,288,040	$3,228,902

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F1 -

STEMCELL HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

Revenues from related parties
Stem cell culturing	$706,052	$-
Coordination services	131,413	-
Marketing services	39,464	-
Rental services	118,955	-
Total revenues from related parties	995,884	-
Revenues from third party
Marketing services	7,893	-
Rental services	47,401	-
Total revenues from third party	55,294	-
Total revenues	1,051,178	-

Cost of revenues	175,597	-

Gross profit	875,581	-

Operating expenses
Selling, general and administrative expenses	201,042	4,522

Total operating expenses	201,042	4,522

NET INCOME (LOSS) BEFORE INCOME TAXES	674,539	(4,522)

Income tax expenses	239,051	-

NET INCOME (LOSS)	$435,488	$(4,522)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	45,679	(107)

TOTAL COMPREHENSIVE INCOME (LOSS)	$481,167	$(4,629)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.02	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (*)	27,596,000	40,000,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(*) On October 29, 2016, the Company performed the forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into two thousand (2000) shares (the “Stock Split”). The authorized number of shares and par value per share were not be affected by the Stock Split. The Company’s capital accounts have been retroactively restated to reflect the Stock Split.

- F2 -

STEMCELL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$435,488	$(4,522)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	22,778	296
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(32,472)	-
Accrued expenses and other current liabilities	(67,178)	-
Accounts payable to related party	567,642	46,719
Income tax payables	(978,280)	-
Net cash provided by (used in) operating activities	(52,022)	42,493

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(188,552)	(17,768)
Net cash used in investing activities	(188,552)	(17,768)

Net effect of exchange rate changes on cash	81,855	(107)

Net change in cash and cash equivalents	(158,719)	24,618
Cash and cash equivalents - beginning of period	2,646,855	-
Cash and cash equivalents - end of period	$2,488,136	$24,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$1,217,331	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Forgiveness of debt by former sole shareholder	$-	$2,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F3 -

STEMCELL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF March 31, 2017

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Stemcell Holdings, Inc., formerly known as Perfect Acquisition, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on December 31, 2015, with an objective to acquire, or merge with, an operating business. On March 23, 2016, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Takaaki Matsuoka, our President, CEO and Director. Pursuant to the Stock Purchase Agreement, on March 24, 2016, Takaaki Matsuoka transferred to the Company, 500 shares of the common stock of Stemcell Co., Ltd., a Japanese corporation (“Stemcell”), which represented all of its issued and outstanding shares, in a cash consideration of JPY 5,000,000 ($44,476). Neither the registered capital of Stemcell nor the cash consideration for the acquisition was paid as of the filing date. Following the effective date of the share purchase transaction, Stemcell Holdings, Inc. gained a 100% interest in the issued and outstanding shares of Stemcell’s common stock and Stemcell became a wholly owned subsidiary of the Company. The Company mainly conducts a regenerative medicine-related business which includes but is not limited to the culturing of stem cells through Stemcell.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent, as reported in the Form 10-K for the year ended December 31, 2016, have been omitted.

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

FOREIGN CURRENCY TRANSLATION

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. Stemcell maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation of amounts from the local currency of Stemcell into US$1 has been made at the following exchange rates:

March 31, 2017
Current JPY: US$1 exchange rate	113.30
Average JPY: US$1 exchange rate	114.03

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

- F4 -

REVENUE RECOGNITION

The Company applies ASC 605 for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company provides the warranty for the delivery of its service. If the Company cannot deliver its service to customers successfully, the Company retry its operation until the delivery is completed. The Company has four revenue streams described as bellow.

Stem Cell Culturing Revenue

Stem cell culturing revenue is recognized from the sale of cultured cells to customers when persuasive evidence of an arrangement exists, the cells are cultured and have been delivered, as required to transfer title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and the Company does not have significant obligations for future performance. When collectability is not reasonably assured, the Company defers the revenue until the cash is received. Revenue is recorded net of any discounts given to the customer.

During the three months ended March 31, 2017, the Company derived all of its stem cell culturing revenue from Omotesando Helene Clinic (the “Helene Clinic”), which is fully owned by Takaaki Matsuoka. Pursuant to the agreement entered by the two parties, once the cells are delivered, the title and risk of loss are transferred and no returns are allowed.

Coordination Service Revenue

During the three months ended March 31, 2017, all of the coordination service was delivered to Helene Clinic. Pursuant to the service agreement entered into by the Company and Helene Clinic, the Company’s performance obligations under the coordination service include introducing patients to clinics, arranging schedules, and translation. Revenue is recognized when a series of abovementioned services are delivered to patients identified by Helene Clinic at its request.

Marketing Service Revenue

During the three months ended March 31, 2017, the Company provided internet marketing services by optimizing the search engine for one third party clinic and six health clinics, including Helene Clinic, that are fully owned by Takaaki Matsuoka.

Rental Revenue

The Company leased its idle medical equipment and properties to medical clinics. For the three months ended March 31, 2017, the rental revenue was derived from one third party clinic and four clinics, including Helene Clinic, which are fully owned by Takaaki Matsuoka.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risks.

The Company received lump-sum payments from individual patients for the services to be delivered by them and Helene Clinic as a whole. Historically, the Company deducted 10% of the total payments and remitted the remaining to Helene Clinic, after which the Company billed and received payments from Helene Clinic for stem cell culturing. Since the beginning of 2017, the Company changed business model to deduct the 10% and the amount to be recognized as stem cell culturing revenues prior to remitting the remaining to Helene Clinic. As of March 31, 2017 and December 31, 2016, the Company had account receivable from Helene Clinic of $0 and $548,884 (net with payable to Helene Clinic), respectively, and net account payable to Helene Clinic of $1,144,278 and $573,827, respectively. Also see Note 4.

Net revenues from customers accounting for 10% or more of total revenues are as follows:

	Three Months Ended	Three Months Ended
Customer	March 31, 2017	March 31, 2016
	%	%
Omotesando Helene Clinic	81	-
Total	81	-

NOTE 3 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended March 31, 2017, the Company had negative cash flows from operations. Besides, since the Company started generating revenues for the first time in the year ended December 31, 2016, the Company derived most of its revenues from related parties. For the year ended December 31, 2016 and the three months ended March 31, 2017, the Company had 98% and 95% of the revenues from its related parties. The Company highly relies on related parties for revenue generation. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the three months ended March 31, 2017, the Company derived stem cell culturing revenue and coordination revenue in the amount of $706,052 and $131,413, respectively, from Helene Clinic which is fully owned by Takaaki Matsuoka, the sole director of the Company.

For the three months ended March 31, 2017, the Company provided marketing services in the amount of $39,464 to six clinics which are fully owned by Takaaki Matsuoka, the sole director of the Company.

For the three months ended March 31, 2017, the Company leased its properties and equipment in the amount of $118,955 to four clinics which are fully owned by Takaaki Matsuoka, the sole director of the Company.

As of March 31, 2017, the Company had a balance for accounts payable in the amount of $1,144,278 to Helene Clinic, which is fully owned by Takaaki Matsuoka, the sole director of the Company.

As of December 31, 2016, after netting the receivable of $548,884 from stem cell culturing, the Company had net payables of $573,827 to Helene Clinic. Starting from 2017, upon the mutual agreement between Helene Clinic and the Company, the business model was changed. Other than the 10% of the total payments received from individual patients, the Company also deducted the portion that will be charged for stem cell culturing business pursuant to the agreement entered into between the Company and Helene Clinic. The remaining was then remitted to Helene Clinic. As of March 31, 2017, the Company had payables of $1,144, 278 to Helene Clinic.

NOTE 5 - INCOME TAXES

Stemcell Holdings, Inc., the holding company registered in the state of Delaware, does not plan to engage in any business activities. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income.

Stemcell Co., Ltd., the wholly owned subsidiary of the Company, is registered in Japan and subject to income taxes within Japan at applicable tax rate on the taxable income as reported in Japan statutory financial statements in accordance with relevant income tax laws. The reconciliation of the effective national income tax rate of Stemcell to the statutory income tax rate in Japan for the three months ended March 31, 2017 and the period from January 24, 2016 (inception of Stemcell Co., Ltd.) to March 31, 2016 is as follows.

	For the Three Months Ended	For the Period from January 24, 2016 (inception of Stemcell Co., Ltd.)
	March 31, 2017	to March 31, 2016
Japan national income tax rate	23.90%	15.00%
Valuation allowance recognized with respect to the loss in Stemcell	0.00%	-15.00%
Others	-1.53%	0.00%
Total	22.37%	0.00%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit recorded for the United States. The provisions for income taxes for the three months ended March 31, 2017 and 2016, respectively, are summarized as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Current	$239,051	$-
Deferred	-	-

Total	$239,051	$-

- F5 -

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 27, 2016, Jeffrey DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of the Company, entered into a Share Purchase Agreement with Takaaki Matsuoka with an address at 3-18-17-6F, Minamiaoyama, Minato-ku, Tokyo, 107-0062, Japan. Pursuant to the Agreement, Mr. DeNunzio transferred to Takaaki Matsuoka., 40,000,000,000 shares of our common stock which represents all of our issued and outstanding shares.

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

On March 23, 2016, Stemcell Holdings, Inc., a Delaware corporation (the “Company”), entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Takaaki Matsuoka, our President, CEO and Director. Pursuant to this Agreement, on March 24, 2016, Takaaki Matsuoka transferred to Stemcell Holdings, Inc., 500 shares of the common stock of Stemcell Co., Ltd., a Japan corporation (“Stemcell”), which represents 100% of its issued and outstanding shares, in consideration of JPY5,000,000 ($44,476). Following the effective date of the share purchase transaction above on March 24, 2016, Stemcell Holdings, Inc. gained a 100% interest in the issued and outstanding shares of Stemcell’s common stock and Stemcell became a wholly owned subsidiary of the Company. The Company is now the controlling and sole shareholder of Stemcell.

On May 2, 2016, Takaaki Matsuoka entered into a Stock Purchase Agreement with Primavera Singa Pte Ltd, a Singapore corporation (“Primavera Singa”) with an address at 60 Paya Lebar Rd #09-25, Paya Lebar Square 409051, Singapore. Pursuant to the Agreement, Takaaki Matsuoka transferred to Primavera Singa, 34,599,066,000 shares of our common stock in consideration of JPY3,000,000 ($28,145 ) which represents all of our issued and outstanding shares. Shiho Matsuoka, the wife of our sole officer and director Takaaki Matsuoka, owns and controls 100% of Primavera Singa Pte., Ltd.

Following the closing of the share purchase transaction, Primavera Singa Pte., Ltd. became the controlling shareholder of the Company.

On October 26, 2016, the Board and 7 major shareholders approved to cancel 39,972,404,000 shares owned by the 7 major shareholders (the “Stock Cancellation”).

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

For the year ended December 31, 2016, Stemcell purchased equipment in consideration of $549,578. As of December 31, 2016, the net book value of the equipment was $529,747.

For the three months ended March 31, 2017, Stemcell purchased equipment in consideration of $207,080. As of March 31, 2017, the net book value of the equipment was $713,277.

Liquidity and Capital Resources

As of March 31, 2017, our cash balance was $2,488,136 and our working capital was $1,128,830. Our cash balance is currently sufficient to fund our operations. However, if our revenue cannot cover our operating funds, we need to utilize funds from Takaaki Matsuoka, our sole Director who has informally agreed to advance funds to allow us to pay for operating expenses. Takaaki Matsuoka, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

As of March 31, 2017, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred during our fiscal year end December 31, 2016 and for the interim period ending March 31, 2017, that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On January 27, 2016, Mr. Jeffrey DeNunzio, the sole shareholder of Perfect Acquisition, Inc., consummated a sale of 40,000,000,000 shares of our common stock to Takaaki Matsuoka. Following the closing of the share purchase transaction, Takaaki Matsuoka, gained a 100% interest in the issued and outstanding shares of our common stock.

Following the closing of the share purchase transaction above, Takaaki Matsuoka gained a 100% interest in the issued and outstanding shares of our common stock and became the controlling shareholder of the Company.

On May 2, 2016, Takaaki Matsuoka entered into a Stock Purchase Agreement with Primavera Singa Pte Ltd, a Singapore corporation (“Primavera Singa”) with an address at 60 Paya Lebar Rd #09-25, Paya Lebar Square 409051, Singapore. Pursuant to the Agreement, Takaaki Matsuoka transferred to Primavera Singa, 34,599,066,000 shares of our common stock which represents 86% of our issued and outstanding shares, in consideration of JPY 3,000,000 ($28,145).

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4	MINE SAFETY DISCLOSURES

 Not applicable.

ITEM 5	OTHER INFORMATION

 None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Incorporation of Stemcell - translated (2)

10.1	Stock Purchase Agreement (2)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended March 31, 2017 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Resolutions Approving Acquisition (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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

CEO, CFO, President, Director

Dated: May 18, 2017