Form 10-Q
period 2017-06-30
Stemcell Holdings, Inc.
filed 2017-08-14
CIK 1666487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2017

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

Minato-ku, Tokyo, Japan

(Former address)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 14, 2017, there were approximately 27,596,000 shares of common stock and none of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

 STEMCELL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30, 2017 (Unaudited)	As of December 31, 2016
ASSETS
Current Assets
Cash	$4,540,907	$2,646,855
Trade receivables	185,296	-
Prepaid expenses and other current assets	163,753	30,452

TOTAL CURRENT ASSETS	4,889,956	2,677,307

Property and equipment, net	777,609	529,747

Deferred tax assets	-	21,848
Other non-current assets	46,142	-
TOTAL ASSETS	$5,713,707	$3,228,902

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable to related party	$474,433	$530,490
Loan from director	43,704	43,337
Accrued expenses and other liabilities	1,653,219	106,413
Income tax payables	848,310	1,187,722

TOTAL CURRENT LIABILITIES	3,019,666	1,867,962

TOTAL LIABILITIES	3,019,666	1,867,962
Commitments & Contingencies (Note 6)
Shareholders’ Equity
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of June 30, 2017 and December 31, 2016)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 27,596,000 shares and 27,596,000 shares issued and outstanding as of June 30, 2017 and December 31, 2016	2,760	2,760
Additional paid-in capital	65,116	65,116
Accumulated earnings	2,678,038	1,397,421
Accumulated other comprehensive loss	(51,873)	(104,357)

TOTAL SHAREHOLDERS’ EQUITY	2,694,041	1,360,940

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$5,713,707	$3,228,902

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F1 -

STEMCELL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues from related parties

Stem cell culturing & tissue handling technical assistance fees	$1,449,415	$337,563	$2,155,467	$337,563
Coordination fees	487,823	-	619,236	-
Marketing services	40,638	15,002	80,102	15,002
Rental services	100,880	-	219,835	-
Total revenues from related parties	2,078,756	352,565	3,074,640	352,565
Revenues from third parties
Marketing services	8,127	-	16,020	-
Rental services	3,375	-	50,776	-
Total revenues from third parties	11,502	-	66,796	-
Total revenues	2,090,258	352,565	3,141,436	352,565

Cost of revenues	372,842	-	548,439	-

Gross profit	1,717,416	352,565	2,592,997	352,565

Operating expenses
Selling, general and administrative expenses	240,363	51,012	441,405	55,534

Total operating expenses	240,363	51,012	441,405	55,534

Other income	8	-	8	-

NET INCOME BEFORE TAXES	1,477,061	301,553	2,151,600	297,031

Income tax expenses	631,933	103,064	870,984	103,064

NET INCOME	$845,128	$198,489	$1,280,616	$193,967

Other Comprehensive Income
Foreign currency translation adjustment	$6,805	$15,771	$52,484	$15,664

TOTAL COMPREHENSIVE INCOME	$851,933	$214,260	$1,333,100	$209,631

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.03	$0.00	$0.05	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (*)	27,596,000	40,000,000,000	27,596,000	40,000,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(*) On October 29, 2016, the Company effected a forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into two thousand (2,000) shares (the “2000-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not affected by the 2000-for-1 Forward Stock Split. . The Company had 27,596,000 shares and 20,000,000 (as restated) shares of common stock outstanding as of June 30, 2017 and June 30, 2016.

- F2 -

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months Ended	Six months Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,280,616	$193,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	51,110	1,291
Changes in operating assets and liabilities:
Trade receivables	(185,296)	-
Prepaid expenses and other current assets	(111,453)	(50,166)
Accrued expenses and other current liabilities	1,490,749	(2)
Income tax payables	(339,412)	111,387
Net cash provided by operating activities	2,186,314	256,477

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(298,972)	(19,370)
Security deposit	(46,142)	-
Net cash used in investing activities	(345,114)	(19,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	367	67,761
Net cash provided by financing activities	367	67,761

Net effect of exchange rate changes on cash	52,484	15,664

Net Change in Cash	1,894,052	320,532
Cash - beginning of period	2,646,855	-
Cash - end of period	$4,540,907	$320,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	1,217,331	-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Forgiveness of debt by former sole shareholder	$-	$2,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F3 -

STEMCELL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF June 30, 2017

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

The Company is a start-up stage company and concentrates on regenerative medicine-related business which includes but is not limited to the culturing, storing and delivery of stem cells, providing related technical assistance thereof and other ancillary services to facilitate cell therapies through Stemcell, which is our wholly owned subsidiary.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent, as reported in the Form 10-K for the year ended December 31, 2016, have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, as reported by us in our Annual Report on Form 10-K filed with the SEC on May 15, 2017.

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

FOREIGN CURRENCY TRANSLATION

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. Stemcell maintains its books and records in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation of amounts from the local currency of Stemcell into US$1 has been made at the following exchange rates:

June 30, 2017
Current JPY: US$1 exchange rate	112.35
Average JPY: US$1 exchange rate	112.36

RELATED PARTY TRANSACTIONS

A related party is generally defined as (i) the Company’s management, (ii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iii) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company conducts business with its related parties in the ordinary course of business.

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

- F4 -

REVENUE RECOGNITION

The Company applies Accounting Standard Codification (“ASC”) 605 for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company provides the warranty for the delivery of its service. If the Company cannot deliver its service to customers successfully, the Company will retry its operation until the delivery is completed. The Company has four revenue streams as described below.

Stem Cell Culturing and Tissue Handling Technical Assistance Revenue

Stem cell culturing and tissue handling technical assistance revenue is recognized by providing technical assistance to customers for culturing stem cells or handling of tissues when persuasive evidence of an arrangement exists, the cells are cultured or tissues handled and have been delivered, the sales price is fixed or determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and the Company does not have significant obligations for future performance. When collectability is not reasonably assured, the Company defers the revenue until the cash is received. Revenue is recorded net of any discounts given to the customer.

During the three and six months ended June 30, 2017, the Company derived all of its stem cell culturing and tissue handling technical assistance revenue from Omotesando Helene Clinic (the “Helene Clinic”), which is fully owned by Takaaki Matsuoka. Pursuant to the agreement entered into by the two parties, once technical assistance is provided to the cells or tissues that were cultured or handled, no returns are allowed.

Coordination Service Revenue

During the three and six months ended June 30, 2017, all of the coordination service was delivered to Helene Clinic. Pursuant to the service agreement entered into by the Company and Helene Clinic, the Company’s performance obligations under the coordination service include introducing patients to clinics, arranging schedules and any related translation thereof. Revenue is recognized when a series of abovementioned services are delivered and treatments for the patient are completed as identified by Helene Clinic.

Marketing Service Revenue

During the three and six months ended June 30, 2017, the Company provided internet marketing services by optimizing search engines for one third party clinic and six health clinics, including Helene Clinic, that are fully owned or managed by Takaaki Matsuoka.

Rental Revenue

The Company leased certain medical equipment and properties to medical clinics. For the three and six months ended June 30, 2017, the rental revenue was derived from one third party clinic and four clinics, including Helene Clinic, which are fully owned or managed by Takaaki Matsuoka.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risks.

The Company received lump-sum payments from individual patients for the services to be delivered to Helene Clinic and others, as a whole. Historically, the Company deducted 10% of the total payments and remitted the remainder to Helene Clinic, after which the Company billed and received payments from Helene Clinic for stem cell culturing and tissue handling technical assistance services. Since the beginning of 2017, the Company changed this business model to deduct the 10% and the amount to be recognized as stem cell culturing and tissue handling technical assistance revenue prior to remitting the remainder to Helene Clinic. As of June 30, 2017 and December 31, 2016, the Company had accounts receivable from Helene Clinic of $18,336 and $548,884, respectively, and accounts payable to Helene Clinic of $474,433 and $573,827, respectively. Also see Note 4.

Net revenues from customers accounting for 10% or more of total revenues are as follows:

	Six months Ended	Six months Ended
Customer	June 30, 2017	June 30, 2016
	%	%
Omotesando Helene Clinic	89	100
Total	89	100

EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This standard update was effective for interim and annual reporting periods beginning after December 15, 2016, and were to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted. In July 2015, a one-year deferral of the effective date of the new guidance was approved. We began a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is ongoing.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 201415”). This amendment requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods ending after December 15, 2016 and are to be applied retrospectively or the cumulative effect as of the date of adoption. The adoption of this amendment has changed our disclosures.

In November 2015, the FASB issued Accounting Standards Update 2015-17 (“ASU 2015-17”) to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet. Adoption of this standard is required for annual periods beginning after December 15, 2016. The Company adopted this amendment from January 1, 2017. The adoption did not have an impact on our consolidated financial statements and related disclosures other than for reclassification.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 201602”) which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. We began a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is ongoing.

NOTE 3 - GOING CONCERN ANALYSIS

The Company has a limited history of operations and started generating revenues for the first time during the year ended December 31, 2016. Additionally, the Company relies heavily on related parties for revenue generation. For the year ended December 31, 2016 and the six months ended June 30, 2017, the Company derived 98% and 98% of its revenues, respectively, from its related parties.  As a result, these conditions raise substantial doubt regarding the Company’s ability to continue as a going concern beyond twelve months from the date of this filing. However, as of June 30, 2017, the Company had cash of $4,540,907. In addition, for the six months ended June 30, 2017, the Company had positive cash flow of $2,186,314 from operations. The combination of growth in the Company’s revenues, cash flows from operations and net income leads management to believe that it is probable that our cash resources will be sufficient to meet our cash requirements for current operations through and beyond twelve months from the date of this filing. As a result, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While we believe in the viability of our strategy to generate sufficient revenues and cash flows and to control costs, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenues and cash flows and to control operating expenses.

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the six months ended June 30, 2016, the Company derived stem cell culturing and tissue handling technical assistance revenue in the amount of $337,563 and marketing service revenue of $2,420 from Helene Clinic. Helene Clinic is fully owned by Takaaki Matsuoka, the sole director of the Company.

For the six months ended June 30, 2017, the Company derived stem cell culturing and tissue handling technical assistance revenue and coordination service revenue in the amount of $2,155,467 and $619,236, respectively, as well as $13,350 and $10,840 as marketing service and rental revenue respectively, from Helene Clinic. Helene Clinic is fully owned by Takaaki Matsuoka, the sole director of the Company.

For the six months ended June 30, 2016, the Company provided marketing services in the amount of $15,002 to six clinics (including Helene Clinic) which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company.

For the six months ended June 30, 2017, the Company provided marketing services in the amount of $80,102 to six clinics (including Helene Clinic) which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company.

For the six months ended June 30, 2017, the Company leased its properties and equipment in the amount of $219,835 to five clinics which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company. There were no properties and equipment leased for the six months ended June 30, 2016.

As of June 30, 2017, the Company had an outstanding loan balance of $43,704 from its Director, Takaaki Matsuoka classified as current liabilities. The loan is non-interest bearing and due on demand.

As of December 31, 2016, after netting the receivable of $548,884 from stem cell culturing and tissue handling technical assistance, the Company had net payables of $573,827 to Helene Clinic. Starting from 2017, upon the mutual agreement between Helene Clinic and the Company, the business model was changed. Other than the 10% of the total payments received from individual patients, the Company now deducts the portion that will be charged for stem cell culturing and tissue handling technical assistance pursuant to the agreement entered into between the Company and Helene Clinic. The remainder is then remitted to Helene Clinic. As of June 30, 2017, the Company had payables of $474,433 to Helene Clinic.

NOTE 5 - INCOME TAXES

Stemcell Holdings, Inc., the holding company registered in the state of Delaware, does not plan to engage in any business activities. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income.

Stemcell Co., Ltd., the wholly owned subsidiary of the Company, is registered in Japan and subject to income taxes within Japan at applicable tax rates on the taxable income as reported in Japan statutory financial statements in accordance with relevant income tax laws. The reconciliation of the effective national income tax rate of Stemcell to the statutory income tax rate in Japan for the six months ended June 30, 2017 and 2016 is as follows.

	Six months Ended	Six months Ended
	June 30, 2017	June 30, 2016
Japan national income tax rate	23.40%	15.00%
Valuation allowance recognized with respect to the loss in Stemcell	0.00%	-15.00%
Others	0.00%	0.00%
Total	23.40%	0.00%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit recorded for the United States. The provisions for income taxes for the six months ended June 30, 2017 and 2016, respectively, are summarized as follows:

	Six months Ended June 30, 2017	Six months Ended June 30, 2016

Current	$870,984	$103,064
Deferred	-	-

Total	$870,984	$103,064

NOTE 6 – COMMITMENT AND CONTINGENCIES

The Company has entered into a lease agreement to rent space for Kita Senju Clinic on April 1, 2017 with a monthly rent of $7,690 for a lease term of 3 years. The monthly rent is paid by Kita Senju Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $46,142.

NOTE 7- NET INCOME PER SHARE

The following table shows the computation of basic net income share of our common stock. There are no instruments that have dilutive effect on the number of shares computation.

		Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Net Income	Numerator (a)	845.128	198,489	1,280,616	193,967
Weighted Average Number of Common Shares Outstanding, Basic and Dilutive	Denominator (b)	27,956,800	40,000,000,000	27,956,800	27,956,800
Basic and Diluted Net Income	(a)/(b)	$0.03	$0.00	$0.05	$0.00

- F5 -

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On May 2, 2016, Takaaki Matsuoka entered into a Stock Purchase Agreement with Primavera Singa Pte Ltd, a Singapore corporation (“Primavera Singa”) with an address at 60 Paya Lebar Rd #09-25, Paya Lebar Square 409051, Singapore. Pursuant to the Agreement, Takaaki Matsuoka transferred to Primavera Singa, 34,599,066,000 shares of our common stock in consideration of JPY3,000,000 ($28,145) which represents all of our issued and outstanding shares. Shiho Matsuoka, the wife of our sole officer and director Takaaki Matsuoka, owns and controls 100% of Primavera Singa Pte., Ltd.

Following the closing of the share purchase transaction, Primavera Singa Pte., Ltd. became the controlling shareholder of the Company.

On October 26, 2016, the Board and 7 major shareholders approved to cancel 39,972,404,000 shares owned by the 7 major shareholders (the “Stock Cancellation”).

On October 29, 2016, the Company performed the forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into two thousand (2,000) shares (the “2000-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not be affected by the 2000-for-1 Forward Stock Split. The 2000-for-1 Forward Stock Split was executed subsequent to the Stock Cancellation. On October 29, 2016, we filed a Certificate of Amendment with the Delaware Secretary of State.

Business Information of Stemcell

Our principal executive offices are located at C/O Stemcell Co., Ltd., 5-9-15-3F, Minamiaoyama, Minato-ku, Tokyo, Japan. Our phone number is +81-3-3400-0077.

The Company, through Stemcell, its wholly-owned subsidiary, provides cell culturing, cell storage, tissue handling, delivery and technical assistance thereof to designated (by local health authorities) medical clinics and institutions as well as other ancillary services to facilitate cell therapies, including coordination to arrange such therapies between and among sales agents, patients and clinics. We also provide marketing services and medical and other equipment rental services to clinics.

Overview of Results

The key financial results for the three months ended June 30, 2017 as compared to the previous year same period on a consolidated basis are as follows:

w	Total revenues grew by $1,737,693 or 493% year over year primarily due to increasing number of patients receiving stem cell and related therapies from our major client, Helene Clinic. Patients increased as a result of growing interest of stem cell related therapies in Asia and from strengthening our marketing activities targeting sales agents in Asia. 69% of revenue was derived from cell culturing and tissue handling technical assistance, 23% from coordination services and the remaining from marketing and rental services provided to clinics. The Company started to generate revenue from May 2016.
w	Total cost of revenues was $372,842, primarily consisting of material and labor costs related to providing technical assistance to culture cells and handle tissues. There were no costs incurred in the prior year same period.
w	Operating expenses (excluding cost of revenues) were $240,363, up by $189,351 from $51,012 the prior year same period. Expenses increased due to costs associated with increase in sales, depreciation expenses and headcount.
w	Effective tax rate was 42.8% versus 34.2% in the prior year due to differing applicable tax rates based on income and turning of deferred tax assets.
w	Net income was $845,128 with net income per share of $0.03, up by $646,639 the prior year same period.

The key financial results for the six months ended June 30, 2017 as compared to the previous year same period on a consolidated basis are as follows:

w	Total revenues grew by $2,788,871 or 8.9 times year over year. primarily due to increasing number of patients receiving stem cell and related therapies from our major client, Helene Clinic. Patients increased as a result of growing interest of stem cell related therapies in Asia and from strengthening our marketing activities targeting sales agents in Asia. 69% of revenue was derived from cell culturing and tissue handling technical assistance, 20% from coordination services and the remaining from marketing and rental services provided to clinics. The Company began to generate revenue from May 2016.
w	Total cost of revenues was $548,439, primarily consisting of material and labor costs related to providing technical assistance to culture cells and handle tissues.
w	Operating expenses (excluding cost of revenues) were $441,405, up from $55,534 from the prior year same period. Expenses increased due to costs associated with increase in sales, depreciation expenses and headcount.
w	Effective tax rate was 40.5% versus 34.7% in the prior year due to differing applicable tax rates based on income and turning of deferred tax assets.
w	Net income was $1,280,616 with net income per share of $0.05.

Liquidity and Capital Resources

Our liquidity and cash position has improved significantly over the previous year. As of June 30, 2017, our cash balance was $4,540,907 and our working capital was $1,870,290 up by $1,894,052 and $1,060,946 respectively compared to December 31, 2016. Our cash balance is currently sufficient to fund our operations. Operating cash flow was $2,186,314, up by $1,929,841 from $256,473 the prior year same period. Capital expenditures, composed primarily of equipment purchases, was $298,972. As of June 30, 2017 and December 31, 2016, the net book values of the equipment were $777,609 and $529,747 respectively.

If our revenue cannot cover our operating funds, we would need to either borrow funds from Takaaki Matsuoka, our sole Director, or obtain bank financing. Takaaki Matsuoka has informally agreed to advance funds to allow us to pay for operating expenses. He, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. If we need additional cash and cannot raise it, we will either have to suspend operations until we raise the cash we need, or cease operations entirely.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. We have reviewed our critical accounting policies and estimates with management. See note 2 to our consolidated financial statements included in Part 1 of this report for discussion of our critical accounting policies.

Concentrations of Risk

Our revenue is highly dependent on one customer, Omotesando Helene Clinic, which comprised 89% of our total revenue. Our business will be significantly affected should we lose this customer. Helene Clinic is fully-owned by Takaaki Matsuoka, our CEO and director.

Principal Commitments

With the exception of the Company’s lease agreement for Kita Senju Clinic’s space, we are not a party to any agreements other than those services we provide to our customers as part of our normal course of business. See Note 6.

Off Balance Sheet Arrangements

We are not a party to any material off balance sheet agreements.

Going Concern Analysis

As the majority of our revenue is derived from related parties, this raises substantial doubt about the Company’s ability to continue as a going concern. As of June 30, 2017, the Company had cash of $4,540,907. In addition, for the six months ended June 30, 2017, the Company had positive cash flow of $2,186,314 from operations. The combination of growth in the Company’s revenues, cash flows from operations and net income leads management to believe that it is probable that our cash resources will be sufficient to meet our cash requirements for current operations through and beyond twelve months from the date of this filing. As a result, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While we believe in the viability of our strategy to generate sufficient revenues and cash flows and to control costs, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenues and cash flows and to control operating expenses.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15e and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer to allow for timely decisions regarding required disclosure.

As of June 30, 2017, the end of the quarter covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives and establish procedures to identify, approve and report related party transactions, management has determined that a material weakness existed as of June 30, 2017.

As a result of the material weakness, management is evaluating mitigating controls to minimize errors related to financial reporting for related party transactions.

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

Changes in Internal Control over Financial Reporting

Other than the hiring of a new chief financial officer, there have been no changes in our internal controls over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) that have occurred during our fiscal year end December 31, 2016 and for the interim period ending June 30, 2017, or subsequent to the end of the period covered in this report that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could adversely affect our business, financial condition, results of operations and cash flows. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The aforementioned sale of shares was exempt from registration in accordance with Regulation S of the Securities Act of 1933, as amended ("Regulation S") because the above sales of stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4	MINE SAFETY DISCLOSURES

 Not applicable.

ITEM 5	OTHER INFORMATION

 None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Incorporation of Stemcell - translated (2)

10.1	Stock Purchase Agreement (2)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended June 30, 2017 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Resolutions Approving Acquisition (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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

Dated: August 14, 2017

By: /s/ Erika Nakazawa

Name: Erika Nakazawa

CFO

Dated: August 14, 2017