Form 10-Q
period 2017-09-30
Stemcell Holdings, Inc.
filed 2017-11-13
CIK 1666487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November 13, 2017, there were approximately 27,596,000 shares of common stock and none of preferred stock issued and outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION
ITEM 1	FINANCIAL STATEMENTS	F1
CONSOLIDATED Balance Sheets as of SEPTEMBER 30, 2017 (unaudited) and December 31, 2016		F1
CONSOLIDATED StatementS of Operations AND COMPREHENSIVE INCOME FOR THE THREE AND nine MONTHS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (UNAUDITED)		F2
CONSOLIDATED StatementS of Cash Flows for the NINE months ended SEPTEMBER 30, 2017 AND SEPTEMBER 30, 2016 (Unaudited)		F3
Notes to UNAUDITED CONSOLIDATED Financial Statements		F4

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	5
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	MINE SAFETY DISCLOSURES	5
ITEM 5	OTHER INFORMATION	5
ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

 STEMCELL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of September 30, 2017 (Unaudited)	As of December 31, 2016
ASSETS
Current Assets
Cash	$3,948,044	$2,646,855
Trade receivables	181,868	-
Prepaid expenses and other current assets	579,104	30,452

TOTAL CURRENT ASSETS	4,709,106	2,677,307

Property and equipment, net	972,219	529,747

Deferred tax assets	-	21,848
Other non-current assets	46,092	-
TOTAL ASSETS	$5,727,327	$3,228,902

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable to related party	$218,044	$530,490
Loan from director	43,657	43,337
Accrued expenses and other liabilities	1,922,840	106,413
Income tax payables	462,277	1,187,722

TOTAL CURRENT LIABILITIES	2,646,817	1,867,962

TOTAL LIABILITIES	2,646,817	1,867,962
Commitments and contingencies (Note 6)
Shareholders’ Equity
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of September 30, 2017 and December 31, 2016)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 27,596,000 shares and 27,596,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016	2,760	2,760
Additional paid-in capital	65,116	65,116
Accumulated earnings	3,074,575	1,397,421
Accumulated other comprehensive loss	(61,941)	(104,357)

TOTAL SHAREHOLDERS’ EQUITY	3,080,510	1,360,940

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,727,327	$3,228,902

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F1 -

STEMCELL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues from related parties

Stem cell culturing & tissue handling technical assistance fees	$861,165	$784,531	$3,016,632	$1,181,776
Coordination fees	290,357	-	909,593	-
Marketing & other services	159,850	459,340	239,952	529,778
Rental services	55,602	-	275,437	-
Total revenues from related parties	1,366,974	1,243,871	4,441,614	1,711,554
Revenues from third parties
Marketing & other services	60,301	54,192	76,321	69,194
Rental services	97,937	-	148,713	-
Total revenues from third parties	158,238	54,192	225,034	69,194
Total revenues	1,525,212	1,298,063	4,666,648	1,780,748

Cost of revenues	290,431	126,396	838,870	126,396

Gross profit	1,234,781	1,171,667	3,827,778	1,654,352
	81.0%	90.3%	82.0%	92.9%

Operating expenses
Selling, general and administrative expenses	350,970	71,099	985,364	122,111

Total operating expenses	350,970	71,099	985,364	122,111

Other income (expenses)	(1,107)	-	(1,099)	1

NET INCOME BEFORE TAXES	882,704	1,100,568	2,841,315	1,532,242

Income tax expenses	370,924	384,514	1,164,161	487,578

NET INCOME	$511,780	$716,054	$1,677,154	$1,044,664

Other Comprehensive Income
Foreign currency translation adjustment	$(10,068)	$56,310	$42,416	$72,081

TOTAL COMPREHENSIVE INCOME	$501,712	$772,364	$1,719,570	$1,116,745

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.02	$0.00	$0.06	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (*)	27,596,000	40,000,000,000	27,596,000	40,000,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(*) On October 29, 2016, the Company effected a forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into two thousand (2,000) shares (the “2000-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not affected by the 2000-for-1 Forward Stock Split. . The Company had 27,596,000 and 20,000,000 (as restated) shares of common stock outstanding as of September 30, 2017 and September 30, 2016.

- F2 -

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months Ended	Nine months Ended
	September 30, 2017	September 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,677,154	$1,044,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	83,803	6,216
Changes in operating assets and liabilities:
Trade receivables	(181,868)	(744,919)
Prepaid expenses and other current assets	(526,804)	(1,006)
Accounts payable to related party	(312,447)	826,306
Accrued expenses and other current liabilities	1,816,427	58,711
Income tax payables	(725,445)	521,971
Net cash provided by operating activities	1,830,820	1,711,943

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(526,275)	(393,141)
Security deposit	(46,092)	-
Net cash used in investing activities	(572,367)	(393,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	320	69,047
Net cash provided by financing activities	320	69,047

Net effect of exchange rate changes on cash	42,416	72,081

Net change in cash	1,301,189	1,459,930
Cash - beginning of period	2,646,855	-
Cash - end of period	$3,948,044	$1,459,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$1,898,605	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Forgiveness of debt by former sole shareholder	$-	$2,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

- F3 -

STEMCELL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2017

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

The Company concentrates on regenerative medicine-related business which includes but is not limited to the culturing, storing and delivery of stem cells, providing related technical assistance thereof and other ancillary services to facilitate cell therapies through Stemcell, which is our wholly owned subsidiary.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year, as reported in the Form 10-K for the year ended December 31, 2016, have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, as reported by us in our Annual Report on Form 10-K filed with the SEC on May 15, 2017.

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

Translation of amounts from the local currency of Stemcell into US$1 has been made at the following exchange rates:

September 30, 2017
Current JPY: US$1 exchange rate	112.47
Average JPY: US$1 exchange rate	111.90

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

During the three and nine months ended September 30, 2017, the Company derived all of its stem cell culturing and tissue handling technical assistance revenue from Omotesando Helene Clinic (the “Helene Clinic”), which is fully owned by Takaaki Matsuoka. Pursuant to the agreement entered into by the two parties, once technical assistance is provided to the cells or tissues that were cultured or handled, no returns are allowed.

Coordination Service Revenue

During the three and nine months ended September 30, 2017, all of the coordination service was delivered to Helene Clinic. Pursuant to the service agreement entered into by the Company and Helene Clinic, the Company’s performance obligations under the coordination service include introducing patients to clinics, arranging schedules and any related translation thereof. Revenue is recognized when a series of abovementioned services are delivered and treatments for the patient are completed as identified by Helene Clinic.

Marketing and Other Services Revenue

During the three and nine months ended September 30, 2017, the Company provided internet marketing services by optimizing search engines for two third-party clinics and six health clinics, including Helene Clinic, that are fully owned or managed by Takaaki Matsuoka. Since July 2017, the Company commenced outsourcing services to clinics, encompassing administration services including accounting, payroll, tax support, clinic non-medical operations, recruiting and HR planning, facilities and maintenance services, IT support and legal services enabling the clinics to concentrate more on medical activities.

Rental Revenue

The Company leased certain medical equipment and properties to medical clinics. For the three and nine months ended September 30, 2017, rental revenue was derived from two third-party clinics and four clinics, including Helene Clinic, which are fully owned or managed by Takaaki Matsuoka.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risks.

The Company received lump-sum payments from individual patients for the services to be delivered by them and Helene Clinic as a whole. Historically, the Company deducted 10% of the total payments and remitted the remainder to Helene Clinic, after which the Company billed and received payments from Helene Clinic for stem cell culturing and tissue handling technical assistance services. Since the beginning of 2017, the Company changed this business model to deduct the 10% and the amount to be recognized as stem cell culturing and tissue handling technical assistance revenue prior to remitting the remainder to Helene Clinic. As of September 30, 2017, and December 31, 2016, the Company had accounts receivable from Helene Clinic of $33,960 and $548,884, respectively, and accounts payable to Helene Clinic of $218,044 and $573,827, respectively. Also see Note 4.

Net revenues from customers accounting for 10% or more of total revenues are as follows:

	Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
	%	%	%	%
Omotesando Helene Clinic	75.4	100.0	87.2	100.0
Total	75.4	100.0	87.2	100.0

EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This standard update was effective for interim and annual reporting periods beginning after December 15, 2016, and was to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted. In July 2015, a one-year deferral of the effective date of the new guidance was approved. We are currently conducting a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures. We expect to complete this assessment by the end of 2017.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”). This amendment requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods ending after December 15, 2016 and is to be applied retrospectively or the cumulative effect as of the date of adoption. The adoption of this amendment has changed our disclosures.

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”) which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. We began a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is ongoing.

NOTE 3 - GOING CONCERN ANALYSIS

The Company has a limited history of operations and started generating revenues for the first time during the year ended December 31, 2016. Additionally, the Company relies heavily on related parties for revenue generation. For the year ended December 31, 2016 and the nine months ended September 30, 2017, the Company derived 98% and 95% of its revenues, respectively, from its related parties.  As a result, these conditions raise substantial doubt regarding the Company’s ability to continue as a going concern beyond twelve months from the date of this filing. However, as of September 30, 2017, the Company had cash of $3,948,044. In addition, for the nine months ended September 30, 2017, the Company had positive cash flow of $1,830,820 from operations. The combination of growth in the Company’s revenues, cash flows from operations and net income leads management to believe that it is probable that our cash resources will be sufficient to meet our cash requirements for current operations through and beyond twelve months from the date of this filing. As a result, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While we believe in the viability of our strategy to generate sufficient revenues and cash flows and to control costs, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenues and cash flows and to control operating expenses.

NOTE 4 - RELATED-PARTY TRANSACTIONS

For the nine months ended September 30, 2017, the Company derived stem cell culturing and tissue handling technical assistance revenue and coordination revenue in the amount of $3,016,632 and $909,593, respectively, from Helene Clinic which is fully owned by Takaaki Matsuoka, the sole director of the Company.

For the nine months ended September 30, 2017, the Company provided marketing and other services in the amount of $239,952 to six clinics which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company.

For the nine months ended September 30, 2017, the Company leased its properties and equipment in the amount of $275,437 to four clinics which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company.

As of September 30, 2017, the Company had a balance for accounts payable in the amount of $218,044 to Helene Clinic, which is fully owned by Takaaki Matsuoka, the sole director of the Company.

For the nine months ended September 30, 2016, the Company derived service revenue which included stem cell culturing and tissue handling technical assistance and coordination revenues in the amount of $1,181,776 from Helene Clinic.

For the nine months ended September 30, 2016, the Company provided marketing services in the amount of $529,778 to six clinics which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company.

The Company had a short-term loan from Takaaki Matsuoka, CEO and director of the Company, of an amount of $43,657 and $43,337 at September 30, 2017 and December 31, 2016 respectively.

As of December 31, 2016, after netting the receivable of $548,884 from stem cell culturing and tissue handling technical assistance, the Company had net payables of $573,827 to Helene Clinic. Starting from 2017, upon the mutual agreement between Helene Clinic and the Company, the business model was changed. Other than the 10% of the total payments received from individual patients, the Company also deducted the portion that will be charged for stem cell culturing and tissue handling technical assistance pursuant to the agreement entered into between the Company and Helene Clinic. The remainder was then remitted to Helene Clinic. As of September 30, 2017, the Company had payables of $218,044 to Helene Clinic.

NOTE 5 - INCOME TAXES

Stemcell Holdings, Inc., the holding company registered in the state of Delaware, does not plan to engage in any business activities. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income.

Stemcell Co., Ltd., the wholly owned subsidiary of the Company, is registered in Japan and subject to income taxes within Japan at applicable tax rate on the taxable income as reported in Japan statutory financial statements in accordance with relevant income tax laws. The reconciliation of the effective national income tax rate of Stemcell to the statutory income tax rate in Japan for the nine months ended September 30, 2017 and 2016 is as follows.

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Japan national income tax rate	23.40%	15.00%
Valuation allowance recognized with respect to loss in Stemcell	0.00%	-15.00%
Others	0.00%	0.00%
Total	23.40%	0.00%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit recorded for the United States. The provisions for income taxes for the nine months ended September 30, 2017 and 2016, respectively, are summarized as follows:

	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Current	$1,164,161	$487,578
Deferred	-	-
Total	$1,164,161	$487,578

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease agreement to rent space for Kita Senju Clinic on April 1, 2017 with a monthly rent of $7,690 for a lease term of 3 years. The monthly rent is paid by Kita Senju Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $46,092.

We are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business. We believe that any liability that would ultimately result from the resolution on these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

NOTE 7- NET INCOME PER SHARE

The following table shows the computation of basic net income per share of our common stock. There are no instruments that have dilutive effect on the number of shares computation.

		Three months ended September 30, 2017	Three months ended September 30, 2016	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Net Income	Numerator (a)	470,561	716,054	1,677,154	1,044,664
Weighted Average Number of Common Shares Outstanding, Basic and Dilutive	Denominator (b)	27,596,000	40,000,000,000	27,596,000	40,000,000,000
Basic and Diluted Net Income	(a)/(b)	$0.02	$0.00	$0.06	$0.00

- F5 -

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Information of Stemcell

Our principal executive offices are located at C/O Stemcell Co., Ltd., 5-9-15-3F, Minamiaoyama, Minato-ku, Tokyo, Japan. Our phone number is +81-3-3400-0707.

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

Overview of Results

The key financial results for the three months ended September 30, 2017 as compared to the previous year same period on a consolidated basis are as follows:

w	Despite slower stem cell related business in summer months this year and changes to services provided to clinics, total revenues grew by $227,149 or 18% year over year primarily due to increasing number of patients receiving stem cell and related therapies from our major client, Helene Clinic. Patients increased as a result of growing interest of stem cell related therapies in Asia. 56% of revenue was derived from stem cell culturing and tissue handling technical assistance, 19% from coordination services and the remaining from marketing and rental services provided to clinics. The Company started to generate revenue from May 2016. Cell culturing technical assistance and coordination services revenue have increased by 47%, while certain marketing and other services provided to clinics were terminated or suspended for renegotiation causing such revenues to decline by $293,381 over the previous year.

w

With the expansion of services to clinics (“enabling services”), total cost of revenues was $290,431 vs. $126,396 the previous year, up by $164,035 or 130%. Cost primarily consisted of material, equipment and labor costs related to providing technical assistance to culture cells and handle tissues and equipment and labor cost increases for expanded services to clinics.

Gross profit margin has declined to 81.0% from 90.3% the previous year reflecting increasing costs for business expansion. Management considers this as a more realistic gross margin for our business going forward.

w	Operating expenses (excluding cost of revenues) were $350,970, up by $279,871 from $71,099 the prior year same period. Expenses increased due to costs associated with increase in headcount, sales and depreciation expenses to support business growth.

w	Effective tax rate was 46.7% versus 34.9% in the prior year due to differing applicable tax rates based on income size.

w	Net income was $470,561 with net income per share of $0.02, down by $245,493 from the prior year same period, primarily due to increased costs for supporting business growth and temporary declining clinic service revenues.

The key financial results for the nine months ended September 30, 2017 as compared to the previous year same period on a consolidated basis are as follows:

w	Total revenues grew by $2,885,900 or 2.6 times year over year primarily due to increasing number of patients receiving stem cell and related therapies from our major client, Helene Clinic. Patients increased as a result of growing interest of stem cell related therapies in Asia and from strengthening our marketing activities targeting sales agents in Asia. 65% of revenue was derived from cell culturing and tissue handling technical assistance, 20% from coordination services and the remaining from marketing and rental services provided to clinics. The Company began to generate revenue from May 2016.

w

Total cost of revenues was $838,870 vs. $126,396 the previous year. Cost increased primarily due to increased material, equipment and labor costs related to providing technical assistance to culture cells and handle tissues to serve a larger patient base and depreciation and labor cost increases for expanded services to clinics.

Gross profit margin has declined to 82.0% from 92.9% the previous year reflecting increasing costs for business expansion. Management considers this as a more realistic gross margin for our business going forward.

w	Operating expenses (excluding cost of revenues) were $985,364, up by $863,253 from the prior year same period. Expenses increased due to costs associated with increase in sales, depreciation expense and headcount to support both increased number of patients and expansion of enabling services to clinics. In addition, rental fees of equipment and facilities of $283,601 were incurred during the period that did not exist in the previous year, same period.

w	Effective tax rate was 40.9% versus 31.8% in the prior year due to differing applicable tax rates based on income size.

w	Net income was $1,677,154 with net income per share of $0.06 up by 61% or $632,490.

Liquidity and Capital Resources

Our liquidity and cash position has improved over the previous year. As of September 30, 2017, our cash balance was $3,948,044 and our working capital was $2,062,199 up by $1,301,189 and $1,252,854 respectively compared to December 31, 2016. Our cash balance is currently sufficient to fund our operations for approximately six months. Operating cash flow was $1,830,820 up by $118,877 from $1,711,943 the prior year same period. Capital expenditures, composed primarily of equipment purchases, was $526,275. As of September 30, 2017 and December 31, 2016, the net book values of the equipment were $972,219 and $529,747 respectively.

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

Concentrations of Risk

Our revenue is highly dependent on one customer, Omotesando Helene Clinic, which comprised 87% of our total revenue. Our business will be significantly affected should we lose this customer. Helene Clinic is fully-owned by Takaaki Matsuoka, our CEO and director.

Principal Commitments

With the exception of the Company’s lease agreement for Kita Senju Clinic’s space, we are not a party to any agreements other than those services we provide to our customers as part of our normal course of business. See Note 6 to our consolidated financial statements included in Part 1 of this report.

Off Balance Sheet Arrangements

We are not a party to any material off balance sheet agreements.

Going Concern Analysis

As of September 30, 2017, the Company had cash of $3,948,044. In addition, for the nine months ended September 30, 2017, the Company had positive cash flow of $1,830,820 from operations. The combination of growth in the Company’s revenues, cash flows from operations and net income leads management to believe that it is probable that our cash resources will be sufficient to meet our cash requirements for current operations through and beyond twelve months from the date of this filing. As a result, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While we believe in the viability of our strategy to generate sufficient revenues and cash flows and to control costs, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenues and cash flows and to control operating expenses.

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

As of September 30, 2017, the end of the quarter covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives and establish procedures to identify, approve and report related party transactions, management has determined that a material weakness existed as of September 30, 2017. This material weakness was further confirmed by the fact that we are restating our March 31, 2017 and June 30, 2017 financial statements due to not properly identifying and reporting a related party transaction.

As a result of the material weakness, management has hired in-house legal counsel to review and manage contracts and agreements and is further evaluating mitigating controls to minimize errors related to financial reporting for related party transactions.

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

Changes in Internal Control over Financial Reporting

Other than the hiring of the new chief financial officer, there have been no changes in our internal controls over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) that have occurred since our report on our fiscal year end December 31, 2016 or for the interim period ending September 30, 2017, or subsequent to the end of the period covered in this report that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

 None.

ITEM 4	MINE SAFETY DISCLOSURES

 Not applicable.

ITEM 5	OTHER INFORMATION

 None.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws (1)

3.3	Articles of Incorporation of Stemcell - translated (2)

10.1	Stock Purchase Agreement (2)

31	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the period ended September 30, 2017 (4)

32	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

99.1	Resolutions Approving Acquisition (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

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

(Registrant)

By: /s/ Takaaki Matsuoka

Name: Takaaki Matsuoka

CEO, President, Director

Dated: November 13, 2017

By: /s/ Erika Nakazawa

Name: Erika Nakazawa

CFO

Dated: November 13, 2017