Form 10-Q/A
period 2017-03-31
Stemcell Holdings, Inc.
filed 2017-12-06
CIK 1666487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

  Issuer's telephone number: +81-3-3400-0707

Fax number: +81-3-3400-2276

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

As of December 6, 2017, there were approximately 27,596,000 shares of common stock and none of preferred stock issued and outstanding.

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to amend our Quarterly Report (“Amended Report”) ended March 31, 2017, originally filed with the Securities and Exchange Commission on May 19, 2017 (the “Original Report”), to restate our unaudited consolidated financial statements. This Amended Report contains only Part I, Item 1 “Financial Statements”, an additional description to Note 4 of “Notes to Unaudited Consolidated Financial Statements” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, - Liquidity and Capital Resources” section.

This Amended Report has not been updated for events occurring after the filing of the Original Report nor does it change any other disclosures contained in the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the SarbanesOxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated 5/18/2017 10-Q (link) as of the filing date of this Form 10-Q/A.

Restatement Background

In the course of its financial statement closing process for the quarter ended September 30, 2017, the CEO and CFO (collectively, “the Management”) of Stemcell Holdings, Inc. (the “Company”), determined that the Company’s interim financial statements for the periods ended March 31, 2017 and June 30, 2017, could no longer be relied upon. Specifically, on November 5, 2017, Management discovered that certain material rental payments should have been expensed in the first and second quarters. As such, previously issued financial statements should be adjusted for such certain rental payments in the respective quarters to reflect such applicable expenses.

The Company has evaluated that the changes described above will result in an increase in expenses of $157,478 for the quarter ended March 31, and a decrease in income tax expense and net income of $55,809 and $101,669 respectively, for the period ended March 31, 2017. Accordingly, retained earnings will decrease by $101,669 as of March 31, 2017.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in this Quarterly Report on Form 10-Q/A has been identified as “restated”.

Internal Control Consideration

As disclosed in the Company’s Form 10-K filed on May 15, 2017, Management had previously disclosed that material weaknesses existed as of December 31, 2016 with respect to the lack of a functioning audit committee and inadequate segregation of duties resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. While management’s assessment of the Company’s internal control over financial reporting is ongoing, because of the material weaknesses identified, management concludes that the Company’s internal controls over financial reporting remain ineffective as of the date of this report. Management has determined that the failure to record this rental expense resulted from control deficiencies with respect to the tracking and disclosure of all Company agreements, and that this control deficiency constitutes a material weakness in the Company’s internal controls over financial reporting. The Company has thoroughly investigated all documents to ensure no other material agreements are left undiscovered that may affect the Company’s financial results. The Company has also hired an in-house legal counsel to keep all Company agreements in control.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

 STEMCELL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	RESTATED
	As of	As of
	March 31, 2017	December 31, 2016
	(UNAUDITED)
ASSETS
Current Assets
Cash	$2,488,136	$2,646,855
Prepaid expenses and other current assets	64,090	30,452
TOTAL CURRENT ASSETS	2,552,226	2,677,307

Property and equipment, net	713,277	529,747

Deferred tax assets	22,537	21,848

TOTAL ASSETS	$3,288,040	$3,228,902

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable to related party	$1,301,756	$573,827
Accrued expenses and other current liabilities	61,069	106,413
Income tax payables	184,777	1,187,722

TOTAL CURRENT LIABILITIES	1,547,602	1,867,962

TOTAL LIABILITIES	1,547,602	1,867,962

Shareholders' Equity
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of March 31, 2017 and December 31, 2016)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
27,596,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	2,760	2,760
Additional paid-in capital	65,116	65,116
Accumulated earnings	1,731,240	1,397,421
Accumulated other comprehensive loss	(58,678)	(104,357)

TOTAL SHAREHOLDERS' EQUITY	1,740,438	1,360,940

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,288,040	$3,228,902

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

STEMCELL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	RESTATED
	Three months	Three months
	Ended	Ended
	March 31, 2017	March 31, 2016
Revenues
Stem cell culturing	$706,052	$-
Coordination services	131,413	-
Marketing services	39,464	-
Rental services	118,955	-
Total revenues from related parties	995,884	-
Revenues from third party
Marketing services	7,893	-
Rental services	47,401	-
Total revenues from third party	55,294	-
Total revenues	1,051,178	-

Cost of revenues	175,597	-

Gross profit	875,581	-

Operating expenses
Selling, general and administrative expenses	358,520	4,522

Total operating expenses	358,520	4,522

NET INCOME (LOSS) BEFORE TAXES	$517,061	$(4,522)

Income tax expenses	$183,242	$239,051

NET INCOME (LOSS)	$333,819	$(243,573)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	45,679	(107)

TOTAL COMPREHENSIVE INCOME (LOSS)	$379,498	$(243,680)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.01	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (*)	27,596,000	40,000,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(*) On October 29, 2016, the Company performed the forward stock split, whereby every one (1) share of common stock was automatically reclassified and changed into two thousand (2,000) shares (the “2,000-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not be affected by the 2,000-for-1 Forward Stock Split. The Company had 27,596,000 shares and 20,000,000 (as restated) shares of common stock outstanding as of March 31, 2017 and March 31, 2016.

-F2-

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	RESTATED
	Three months	Three months
	Ended	Ended
	March 31, 2017	March 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$333,819	$(4,522)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	22,778	296
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(32,472)	-
Accrued expenses and other current liabilities	(67,178)	-
Accounts payable to related party	725,120	46,719
Income tax payables	(1,034,089)	-
Net cash (used in) provided by operating activities	(52,022)	42,493

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(188,552)	(17,768)
Net cash used in investing activities	(188,552)	(17,768)

Net effect of exchange rate changes on cash	81,855	(107)

Net change in cash	(158,719)	24,618
Cash - beginning of period	2,646,855	-
Cash - end of period	$2,488,136	$24,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$1,217,331	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Forgiveness of debt by former sole shareholder	$-	$2,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

Restatement of Previously Issued Consolidated Financial Statements

The combined impact of all adjustments to the applicable line items in our unaudited consolidated financial statements for the periods covered by this Form 10-Q/A are provided in the table below.

	As Previously Reported	Adjustment	As Restated
Effects on Consolidated Balance Sheet

As of March 31, 2017
Accounts payable to related party	$1,144,278	$157,478	$1,301,756
Income tax payables	240,586	(55,809)	184,777
Accumulated earnings	1,832,909	(101,669)	1,731,240
Total shareholders' equity	1,842,107	(101,669)	1,740,438

Effects on Consolidated Statement of Operations

Three Months Ended March 31, 2017
Selling, general and administrative expenses	$201,042	$157,478	$358,520
Total operating expenses	201,042	157,478	358,520
Net income before taxes	674,539	(157,478)	517,061
Income tax expenses	239,051	(55,809)	183,242
Net income	435,488	(101,669)	333,819

Per share data - basic and diluted	$0.02	$(0.01)	$0.01
Total comprehensive income	481,167	(101,669)	379,498

Effects on Consolidated Statement of Cash Flows

Three Months Ended March 31, 2017
Net income	435,488	(101,669)	333,819
Changes in accounts payable to related party	567,642	157,478	725,120
Income tax payables	(978,280)	(55,809)	(1,034,089)

-F4-

STEMCELL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2017

This Amendment Report adds the following description to the following note of the Original Report.

NOTE 4 – RELATED-PARTY TRANSACTIONS

For the three months ended March 31, 2017, the Company incurred $157,478 of expenses for rental fees of certain equipment and other assets to Takaaki Matsuoka, CEO and Director of the Company.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As of March 31, 2017, our cash balance was $2,488,136 and our working capital was $1,004,624 down by $158,719 and up by $195,279 respectively compared to December 31, 2016. Our cash balance is currently sufficient to fund our operations. If our revenue, however, cannot cover our operating funds, we would need to either borrow funds from Takaaki Matsuoka, our sole Director, or obtain bank financing. Takaaki Matsuoka has informally agreed to advance funds to allow us to pay for operating expenses. He, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. If we need additional cash and cannot raise it, we will either have to suspend operations until we raise the cash we need, or cease operations entirely.

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

Dated: December 6, 2017

By: /s/ Erika Nakazawa

Name: Erika Nakazawa

CFO

Dated: December 6, 2017