Form 10-Q/A
period 2017-06-30
Stemcell Holdings, Inc.
filed 2017-12-08
CIK 1666487

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

As of December 8, 2017, there were approximately 27,596,000 shares of common stock and none of preferred stock issued and outstanding.

Explanatory Note

We are filing this Amendment No. 1 on Form 10Q/A to amend our Quarterly Report (“Amended Report”) ended June 30, 2017, originally filed with the Securities and Exchange Commission on August 14, 2017 (the “Original Report”), to restate our unaudited consolidated financial statements. This Amended Report contains only Part I, Item 1 “Financial Statements”, an additional description to Notes 4, 5 and 7 of “Notes to Unaudited Consolidated Financial Statements” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, - “Overview of Results” and “Liquidity and Capital Resources” sections.

This Amended Report has not been updated for events occurring after the filing of the Original Report nor does it change any other disclosures contained in the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report.

In accordance with applicable SEC rules, this Form 10Q/A includes new certifications required by Sections 302 and 906 of the SarbanesOxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated 5/18/2017 10Q (link) as of the filing date of this Form 10Q/A.

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

The Company has evaluated that the changes described above will result in an increase in expenses of $35,511 and $192,989 for the three and six-month periods ended June 30, 2017, decreases in income tax expense of $21,938 and $77,747 and decreases in net income of $13,573 and $115,242 for the three and six-month periods ended June 30, 2017, respectively. Accordingly, retained earnings will decrease by $115,242 as of June 30, 2017.

Because these revisions are treated as corrections of errors to our prior period financial results, the revisions are considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in the Quarterly Report on Form 10-Q/A has been identified as “restated.”

Internal Control Consideration

As disclosed in the Company’s Form 10-K filed on May 15, 2017, Management had previously disclosed that material weakness existed as of December 31, 2016 with respect to the lack of a functioning audit committee and inadequate segregation of duties resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures. While management’s assessment of the Company’s internal control over financial reporting is ongoing, because of the material weaknesses identified, management concludes that the Company’s internal controls over financial reporting remain ineffective as of the date of this report. Management has determined that the failure to record this rental expense resulted from control deficiencies with respect to the tracking and disclosure of all Company agreements, and that this control deficiency constitutes a material weakness in the Company’s internal controls over financial reporting. The Company has thoroughly investigated all documents to ensure no other material agreements are left undiscovered that may affect the Company’s financial results. The Company has also hired an in-house legal counsel to keep all Company agreements in control.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

 STEMCELL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	RESTATED
	As of	As of
	June 30, 2017	December 31, 2016
	(UNAUDITED)
ASSETS
Current Assets
Cash	$4,540,907	$2,646,855
Trade receivables	185,296	-
Prepaid expenses and other current assets	163,753	30,452

TOTAL CURRENT ASSETS	4,889,956	2,677,307

Property and equipment, net	777,609	529,747

Deferred tax assets	-	21,848
Other non- current assets	46,142	-

TOTAL ASSETS	$5,713,707	$3,228,902

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable to related party	$667,422	$530,490
Loan from director	43,704	43,337
Accrued expenses and other liabilities	1,653,219	106,413
Income tax payables	770,563	1,187,722

TOTAL CURRENT LIABILITIES	3,134,908	1,867,962

TOTAL LIABILITIES	3,134,908	1,867,962

Shareholders' Equity
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding as of June 30, 2017 and December 31, 2016)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
27,596,000 shares and 27,596,000 shares issued and outstanding
as of June 30, 2017 and December 31, 2016	2,760	2,760
Additional paid-in capital	65,116	65,116
Accumulated earnings	2,562,796	1,397,421
Accumulated other comprehensive loss	(51,873)	(104,357)

TOTAL SHAREHOLDERS' EQUITY	2,578,799	1,360,940

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$5,713,707	$3,228,902

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

STEMCELL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	RESTATED		RESTATED
	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues from related parties

Stem cell culturing & tissue handling technical assistance fees	$1,449,415	$337,563	$2,155,467	$337,563
Coordination fees	487,823	-	619,236	-
Marketing services	40,638	15,002	80,102	15,002
Rental services	100,880	-	219,835	-
Total revenues from related parties	2,078,756	352,565	3,074,640	352,565
Revenues from third parties
Marketing services	8,127	-	16,020	-
Rental services	3,375	-	50,776	-
Total revenues from third parties	11,502	-	66,796	-
Total revenues	2,090,258	352,565	3,141,436	352,565

Cost of revenues	372,842	-	548,439	-

Gross profit	1,717,416	352,565	2,592,997	352,565

Operating expenses
Selling, general and administrative expenses	275,874	51,012	634,394	55,534

Total operating expenses	275,874	51,012	634,394	55,534

Other income	8	-	8	-

NET INCOME BEFORE TAXES	1,441,550	301,553	1,958,611	297,031

Income tax expenses	609,995	103,064	793,237	103,064

NET INCOME	$831,555	$198,489	$1,165,374	$193,967

Other Comprehensive Income
Foreign currency translation adjustment	$6,805	$15,771	$52,484	$15,664

TOTAL COMPREHENSIVE INCOME	$838,360	$214,260	$1,217,858	$209,631

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.03	$0.00	$0.04	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (*)	27,596,000	40,000,000,000	27,596,000	40,000,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(*) On October 29, 2016, the Company effected a forward stock split, whereby every one (1) share of the common stock was automatically reclassified and changed into two thousand (2,000) shares (the “2000-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not affected by the 2,000-for-1 Forward Stock Split. . The Company had 27,596,000 shares and 20,000,000 (as restated) shares of common stock outstanding as of June 30, 2017 and June 30, 2016.

-F2-

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	RESTATED
	Six months	Six months
	Ended	Ended
	June 30, 2017	June 30, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,165,374	$193,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	51,110	1,291
Changes in operating assets and liabilities:
Trade Receivables	(185,296)	(50,166)
Prepaid expenses and other current assets	(111,453)	(2)
Accrued expenses and other current liabilities	1,683,738	-
Income tax payables	(417,159)	111,387
Net cash provided by operating activities	2,186,314	256,477

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(298,972)	(19,370)
Security deposit	(46,142)	-
Net cash used in investing activities	(345,114)	(19,370)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	367	67,761
Net cash provided by financing activities	367	67,761

Net effect of exchange rate changes on cash	52,484	15,664

Net change in cash	1,894,052	320,532
Cash - beginning of period	2,646,855	-
Cash - end of period	$4,540,907	$320,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$1,217,331	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Forgiveness of debt by former sole shareholder	$-	$2,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

Restatement of Previously Issued Consolidated Financial Statements

The combined impact of all adjustments to the applicable line items in our unaudited consolidated financial statements for the periods covered by this Form 10-Q/A are provided in the table below.

	As Previously Reported	Adjustment	As Restated
Effects on Consolidated Balance Sheet

As of June 30, 2017
Accounts payable to related party	$474,433	$192,989	$667,422
Income tax payables	848,310	(77,747)	770,563
Total liabilities	3,019,666	115,242	3,134,908
Accumulated earnings	2,678,038	(115,242)	2,562,796
Total shareholders' equity	2,694,041	(115,242)	2,578,799

Effects on Consolidated Statement of Operations

Three Months Ended June 30, 2017
Selling, general and administrative expenses	$240,363	$35,511	$275,874
Total operating expenses	240,363	35,511	275,874
Net income before taxes	1,477,061	(35,511)	1,441,550
Income tax expenses	631,933	(21,938)	609,995
Net income	845,128	(13,573)	831,555
Total comprehensive income	851,933	(13,573)	838,360

Six Months Ended June 30, 2017

Selling, general and administrative expenses	$441,405	$192,989	$634,394
Total operating expenses	441,405	192,989	634,394
Net income before taxes	2,151,600	(192,989)	1,958,611
Income tax expenses	870,984	(77,747)	793,237
Netincome	1,280,616	(115,242)	1,165,374

Per share data - basic and diluted	$0.05	$(0.01)	$0.04
Total comprehensive income	1,333,100	(115,242)	1,217,858

Effects on Consolidated Statement of Cash Flows

Six Months Ended June 30, 2017
Net income	1,280,616	(115,242)	1,165,374
Changes in accrued expenses and other current liabilities	1,490,749	192,989	1,683,738
Income tax payables	(339,412)	(77,747)	(417,159)
Net cash provided by (used in) operating activities	2,186,314	0	2,186,314

-F4-

STEMCELL HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2017

Explanatory Note

This section only contains notes that have been changed from or added to the Original Report.

NOTE 4 – RELATED-PARTY TRANSACTIONS

For the three and six months ended June 30, 2017, the Company incurred $35,511 and $192,989 of expenses for rental fees of certain equipment and other assets to Takaaki Matsuoka, CEO and Director of the Company.

NOTE 5 - INCOME TAXES

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

	Six months Ended June 30, 2017	Six months Ended June 30, 2016

Current	$793,237	$103,064
Deferred	-	-

Total	$793,237	$103,064

NOTE 7- NET INCOME PER SHARE

The following table shows the computation of basic net income share of our common stock. There are no instruments that have a dilutive effect on the number of shares computation.

		Three months ended June 30, 2017	Three months ended June 30, 2016	Six months ended June 30, 2017	Six months ended June 30, 2016
Net Income	Numerator (a)	831,555	198,489	1,165,374	193,967
Weighted Average Number of Common Shares Outstanding, Basic and Dilutive	Denominator (b)	27,596,000	40,000,000,000	27,596,000	40,000,000,000
Basic and Diluted Net Income	(a)/(b)	$0.03	$0.00	$0.04	$0.00

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Explanatory Note

This section only contains sections that reflect the changes from the Original Report.

Overview of Results

The key financial results for the three months ended June 30, 2017 as compared to the previous year same period on a consolidated basis are as follows:

w	Operating expenses (excluding cost of revenues) were $275,874, up by $224,862 from $51,012 the prior year same period. Expenses increased due to costs associated with an increase in sales, depreciation expenses and headcount. In addition, there were rental fees of $35,511 of certain equipment and facilities to a related party.

w	Effective tax rate was 42.3% versus 34.2% in the prior year due to differing applicable tax rates based on income and turning of deferred tax assets.

w	Net income was $831,555 with net income per share of $0.03, up by $633,066 the prior year same period.

The key financial results for the six months ended June 30, 2017 as compared to the previous year same period on a consolidated basis are as follows:

w	Operating expenses (excluding cost of revenues) were $634,394 up from $55,534 from the prior year same period. Expenses increased due to costs associated with an increase in sales, depreciation expenses and headcount. In addition, there were rental fees of $192,989 of certain equipment and facilities to a related party.

w	Effective tax rate was 40.5% versus 34.7% in the prior year due to differing applicable tax rates based on income and turning of deferred tax assets.

w	Net income was $1,165,374 with net income per share of $0.04.

Liquidity and Capital Resources

Our liquidity and cash position has improved significantly over the previous year. As of June 30, 2017, our cash balance was $4,540,907 and our working capital was $1,755,048 up by $1,894,052 and $945,703 respectively compared to December 31, 2016. Our cash balance is currently sufficient to fund our operations. Operating cash flow was $2,186,314, up by $1,929,837 from $256,477 the prior year same period. Capital expenditures, composed primarily of equipment purchases, were $298,972. As of June 30, 2017 and December 31, 2016, the net book values of the equipment were $777,609 and $529,747, respectively.

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

Dated: December 8, 2017

By: /s/ Erika Nakazawa

Name: Erika Nakazawa

CFO

Dated: December 8, 2017