Form 10-K
period 2017-12-31
Stemcell Holdings, Inc.
filed 2018-03-30
CIK 1666487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED December 31, 2017

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

[ ] Yes [X] No

As of June 30, 2017, the aggregate market value of the voting common stock held by non-affiliates of the Registrant was approximately $227. This value was determined with each share of common stock valued at par value ($0.0001).

As of March 30, 2018, there were 27,596,000 shares of the Registrant’s common stock, par value $0.0001 per share, issued and outstanding.

Stemcell Holdings, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Information included in this Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act), and Section 21 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We generally use the words “believes,” “expects,” “intends,” “plans,” “anticipates,” “likely,” “will” and similar expressions to identify forward-looking statements. Such forward-looking statements, including those concerning our expectations, involve risks, uncertainties and other factors, some of which are beyond our control, which may cause our actual results, performance or achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to, those factors set forth in this Report under “Item 1A. – Risk Factors” below. Except as required by applicable law, including the securities laws of the United States, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this Report.

CERTAIN TERMS USED IN THIS REPORT

References in this report to “we,” “us,” “our,” the “Company” or “Stemcell” means Stemcell Holdings, Inc., unless otherwise indicated.

PART I

Item 1. Business.

Corporate History

The Company was originally incorporated with the name Perfect Acquisition, Inc., under the laws of the State of Delaware on December 31, 2015, with an objective to acquire, or merge with, an operating business.

On December 31, 2015, Jeffrey DeNunzio was appointed as Director, Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer.

On December 31, 2015, the Company issued 40,000,000,000 shares of restricted common stock to Jeffrey DeNunzio in return for his services developing the Company’s business concept.

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

On September 10, 2016, the Company changed its principal executive offices to 5-9-15-3F, Minamiaoyama, Minato-ku, Tokyo, 107-0062, Japan.

On October 26, 2016, the Board and majority shareholders approved to cancel 39,972,404,000 shares owned by 7 shareholders (the “Stock Cancellation”). The 7 shareholders were the “majority shareholders.”

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

Currently, we operate through our wholly owned subsidiary, Stemcell Co., Ltd., which is primarily engaged in the regenerative medicine-related business which includes but is not limited to providing technical assistance to the culturing, storing and delivery of stem cells and administrative and consulting services to clinics.

Our principal executive offices are located at 5-9-15-3F, Minamiaoyama, Minato-ku, Tokyo, 107-0062, Japan. Our phone number is +81-3-3400-0077.

Our Stem Cell Culturing Technical Assistance Business

We currently provide two different options for stem cell regenerative therapy: autologous adipose derived mesenchymal stem cells (ADMSC) and natural killer cells (NK).

For autologous stem cell culturing, tissue is extracted from patient’s subcutaneous fat from either the abdominal area or from the area behind the ear lobe. The fat contains stem cells which are then cultured using our proprietary medium and culturing technology to increase to approximately 1 billion cells in roughly a month. As for NK cells, by using a culturing kit developed by the Company, over 4 billion cells can be cultured within ten days. Stemcell Co., Ltd. has also been certified as ISO 9001.

NK Kit

NK cells play a major role in the host-rejection of both tumors and virally infected cells. They have the ability to identify and attack cells that have not become MHC class 1 or damaged cells that release MICA/B molecules. The number of NK cells can be increased by culturing them outside the body. Subsequently, they can be put back into the body intravenously allowing the patients’ immune systems to strengthen.

How stem cells are used

The cultured stem cells are inserted back into a patient’s body through either muscle or IV injection at a hospital or clinic. All stem cell treatments are performed by such institutions. Stemcell Co., Ltd does not treat patients or individuals in any form or manner, and does not inject any individuals with the stem cells. The role of the Company is strictly to provide technical assistance to culture the stem cells for clinics and other medical institutions for patients’ medical treatments and to enable such treatments by coordination services for such medical institutions and sales agents.

With aging, the older we get, the fewer stem cells we have. This results in a slower metabolism among other physiological changes. Stem cell therapies assist in repairing cells and preventing cell losses. The following are diseases and symptoms that stem cell therapy may be used for treating/improving the condition of patients.

Chronic fatigue syndrome, facial rejuvenation, type II diabetes mellitus, autism, ovarian functions, cerebral infarction,

Alzheimer’s disease, Parkinson disease, spinocerebellar degeneration, Multiple Sclerosis (MS), Amyotrophic Lateral Sclerosis (ALS), inflammatory colitis, knee joint pain and cosmetic improvements. Please note that these are not all of the potential uses for stem cell therapy, and only a list of the more common ailments that stem cell therapy has been shown to treat.

Coordination Services

We provide coordination services to facilitate our stem cell culturing business. Currently, our coordination services primarily include the introduction of patients to clinics, arranging patients’ schedules, and translating between patients and clinics due to language barriers that may be present. We also serve as a sales agent for Omotesando Helene Clinic, a related party, providing stem cell treatment to patients.

Growth Strategy

In order to increase awareness of our business, we promote our services in a variety of ways. A large portion of our business is generated through referrals made by clinics and hospitals that we have worked with, including Omotesando Helene Clinic. We have also received referrals from a number of sales agencies and through professional relationships that have been developed over the course of our employees’ careers. Additionally, we have an online presence through the corporate website: http://stemcells.ne.jp/ and coordination website: https://www.stemcoordinate.com/.

Marketing Services and Rental Services

We provide internet marketing services by providing search engine optimization for clinics. We also provide rental services to parties so they can utilize our idle property and equipment when it is not being used.

Team

Our team consists of a total of 28 members as of December 31, 2017. Most notable is our Officer and sole Director Takaaki Matsuoka who studied at the Keio University School of Medicine, specializing in anesthesiology, thereafter gaining extensive clinical and surgical experience in various hospitals and clinics prior to establishing his own surgical and stem cell businesses. The management team has also been strengthened with a Chief Financial Officer (both for the holding and operating company), Chief Human Resources Officer and Chief in-house legal counsel joining respectively in May, July and September 2017. On the operations side, we have four highly experienced and dedicated cell culturists with extensive medical backgrounds and graduate degrees in cell tissue engineering and molecular biology. Coordination and marketing services are provided by our Chief Marketing Officer and other members of our team. These members are proficient in multiple languages such as Japanese, English and Mandarin. They also have experience in search engine optimization (SEO) and marketing. To support business growth, our back office functions have also been strengthened with a total of 19 employees joining after Q2 to year end, providing administrative, accounting, payroll, HR and other non-medical clinic enabling services.

Our Facilities

We share the same address as our wholly owned subsidiary Stemcell Co., Ltd.

Our facility is located at 5-9-15-3F, Minamiaoyama, Minato-ku, Tokyo, 107-0062, Japan. The space is currently being provided to the Company rent-free by Omotesando Helene Clinic, which is owned by our officer and director Takaaki Matsuoka.

Equipment

As of December 31, 2017, Stemcell Holdings, Inc., through our wholly-owned subsidiary Stemcell Co., Ltd. owned equipment and accessories (excluding software) with a net book value of $972,873.

Outline of the Structure of Our Stem Cell Culturing Technical Assistance Business

We operate through our wholly owned subsidiary Stemcell Co., Ltd. which provides technical assistance to the culturing, storing and delivering of stem cells to our clientele.

Process

We provide technical assistance to culture stem cells for clinics, hospitals, and medical institutions. All of the stem cell culturing is conducted at our managed facility. After we culture a batch of stem cells we supply them directly to the clinic, hospital, medical center, etc. whereupon that party then uses the delivered stem cells to inject back into the respective patient for stem cell therapy. It is important to note that we do not conduct any medical operations, operate, or directly treat any patients. We provide technical assistance to culture the stem cells.

Government Regulations

In 2015, our Chief Executive Officer, Takaaki Matsuoka, filed a notification and operations plan to the MHLW (Minister of Health, Labor and Welfare in Japan) in accordance with the Regenerative Medicine Safety Assurance Law of Japan. The notification and plan were submitted to the MHLW so that the Company could engage in activities relating to regenerative medicine.

Market and Competition

According to Scalar Market Research, a Chicago-based market research firm, the global stem cell therapy market is expected to grow at a CAGR of 31.1% from $11.99 billion in 2016 to $60.94 billion by 2022. While the U.S. is the largest and dominant market for stem cell therapies due to increased awareness related to the therapeutic potency of stem cells in disease management, development of advanced genome-based cell analysis techniques, and increasing public-private investments for stem cell research, cell therapy in Asia is becoming the next fastest growing market. The growth drivers in Asia are:

1.	Aging population with increasing healthcare needs
2.	Establishment of governmental approval processes and pathways
3.	Enhanced desire for youthfulness and longevity
4.	Growing government and private investment for new technology

There are various players in the regenerative medicine, stem cell therapy arena ranging from large pharmaceutical companies targeting cure or alleviation of life threatening diseases to smaller biotechnology companies focusing on innovative cell therapy technology worldwide. Clinical data supporting patient-specific therapy has been compelling and there has been pressure for the industry to manufacture these therapies on a larger scale economically. Providing stem cell therapy requires technical, manufacturing and regulatory expertise and barriers to entry are high.

In Japan, stem cell related business is highly regulated by the Health Ministry and barriers to entry remain high. As stem cell therapies are not approved in some Asian countries, Japan attracts many Asian patients due to its reputation of high quality medical services. The Company’s subsidiary, located in Tokyo, Japan is uniquely positioned to possess technical, manufacturing and regulatory expertise to service clinics with technical assistance for stem cell culturing. It also has a strong partnership with an approved clinic to perform designated stem cell therapies, and provides marketing and coordination services to patients and agents seeking stem cell therapies.

Item 1A. Risk Factors.

Risks Relating to Our Company and Our Industry

Our limited operating history makes it difficult for us to accurately forecast net sales and appropriately plan our expenses.

We have a very limited operating history. As a result, it is difficult to accurately forecast our net sales and plan our operating expenses. Certain factors that could influence our net sales or operating expenses may include, but are not limited to, demand for our stem cell culturing technical assistance services, negative or positive public perceptions regarding stem cells and stem cell therapy, general economic conditions, and disposable consumer income.

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

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including but not limited to changes in:

• Demand for our stem cell culturing technical assistance services;

• Our ability to obtain and retain existing patients and customers, or encourage repeat purchases from clinics and hospitals;

• Our ability to keep abreast with technological advances;

• Our ability to manage our services;

• General economic conditions;

• Advertising and other marketing costs.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors.

The negative stigma attached to stem cell therapy may limit our appeal.

In some countries, including the United States, stem cell therapy is not available for legal reasons. In these countries, and indeed even in countries where stem cell therapy is legal, there could be a stigma associated with the industry in general that may limit the growth of our client base. If there are not as many individuals seeking stem cell therapy for any reason whatsoever the results of our operations may not meet our expectations and we may not see the growth we anticipate. In the event that our business becomes unsustainable, we may be forced to cease operations entirely and investors may lose part or all of their investment.

Because the Company’s headquarters and assets are located outside the United States in Japan, investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon US Federal Securities Laws against the Company and its non-US resident officers and directors.

While we are organized under the laws of State of Delaware, our officers and Directors are non-US residents and our headquarters and assets are located outside the United States in Japan. Consequently, it may be difficult for investors to effect service of process on them in the United States and to enforce in the United States judgments obtained in United States courts against them based on the civil liability provisions of the United States securities laws. Since all our assets will be located outside U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us.

Our future success is dependent, in part, on the performance and continued services of Takaaki Matsuoka, our CEO and Director. Without his continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Takaaki Matsuoka, our CEO and Director. The loss of his services would delay our business operations substantially.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

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

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock, of which 27,596,000 shares are issued and outstanding as of December 31, 2017 and the date of this report. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

As a public entity going forward, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $150,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations.

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

Our operating/office space is located at 5-9-15-3F, Minamiaoyama, Minato-ku, Tokyo, 107-0062, Japan. The space is currently being provided to the Company rent-free by Omotesando Helene Clinic, which is controlled by our sole director Takaaki Matsuoka.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are not currently listed on any exchange, however, in the future we intend to list on the OTC Marketplace.

Holders

As of the date of this report, there are approximately 69 shareholders of record of our common stock and 27,596,000 shares of common stock issued and outstanding.

Dividends and Share Repurchases

We have not paid any dividends to our shareholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.

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

Overview of Results

The key financial results for the twelve months ended December 31, 2017 as compared to the previous year same period on a consolidated basis are as follows:

w	Total revenues for the years ended December 31, 2017 and 2016 were $6,179,820 and $3,338,706, respectively, growing 85% or $2,841,114 year over year primarily due to increasing number of patients receiving stem cell and related therapies from our major client, Helene Clinic. Patients increased as a result of growing interest of stem cell related therapies in Asia and from strengthening our marketing activities targeting sales agents in Asia. 63% of revenue was derived from cell culturing and tissue handling technical assistance, 19% from coordination services and the remaining from marketing and rental services provided to clinics, $537,114 and $601,940, respectively for the year ended December 31, 2017, increases of $414,505 and $ 548,280, respectively year over year, due to full year impact and additional clinics serviced. The Company began to generate revenue from May 2016.

w

Total cost of revenues in 2017 was $1,185,609 vs. $369,195 the previous year. Cost increased primarily due to increased material, equipment and labor costs related to providing technical assistance to culture cells and handle tissues to serve a larger patient base and depreciation and labor cost increases for expanded services to clinics.

Gross profit margin has declined to 80.8% in 2017 from 88.9% the previous year reflecting increasing costs for business expansion. Management considers this as a more realistic gross margin for our business going forward.

w	Operating expenses for the years ended December 31, 2017 and 2016, (excluding cost of revenues) were $1,394,397 and $317,609, respectively, reflecting an increase of $1,076,788 year over year. Expenses increased due to costs associated with increase in sales, depreciation expense and headcount to support both increased number of patients and expansion of enabling services to clinics. In addition, rental fees of equipment and facilities of $283,601 were incurred during 2017 that did not exist in 2016.

w	Effective tax rate was 32.0% versus 27.7% in the prior year due to differing applicable tax rates based on income size.

w	Net income was $2,409,694 and $1,402,419 for the years ended December 31, 2017 and 2016, respectively, with net income per share of $0.09 and $0.00, respectively.

Liquidity and Capital Resources

Our liquidity and cash position has improved over the previous year. As of December 31, 2017, our cash balance was $4,483,705 and our working capital was $2,666,243 up by $1,836,850 and $1,856,898 respectively compared to December 31, 2016. Our cash balance is currently sufficient to fund our operations for beyond twelve months. Operating cash flow was $ 2,522,990 down by $843,152 from $3,366,142 the prior year same period. Capital expenditures, composed primarily of equipment purchases, was $633,858. As of December 31, 2017, and December 31, 2016, the net book values of the equipment were $1,033,605 and $529,747, respectively.

While management believes that cash on hand as of December 31, 2017 is sufficient to cover operating needs beyond 2018, should cash flow from operations fall and cannot cover our operating needs, we would need to either borrow funds from Takaaki Matsuoka, our sole Director, or obtain bank financing. Takaaki Matsuoka has informally agreed to advance funds to allow us to pay for operating expenses. He, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the Company. If we need additional cash and are unable to raise it, we will either have to suspend operations until we raise the cash we need, or cease operations entirely.

 Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. We have reviewed our critical accounting policies and estimates with management. See Note 2 to our consolidated financial statements included in Part II of this report for discussion of our critical accounting policies.

Concentrations of Risk

Our revenue is highly dependent on one customer, Omotesando Helene Clinic, which comprised 82% of our total revenue. Our business will be significantly affected should we lose this customer. Helene Clinic is fully-owned by Takaaki Matsuoka, our CEO and director.

Principal Commitments

With the exception of the Company’s lease agreement for Kita Senju Clinic’s space, we are not a party to any agreements other than those services we provide to our customers as part of our normal course of business. See Note 6 to our consolidated financial statements included in Part II of this report.

Off Balance Sheet Arrangements

We are not a party to any material off balance sheet agreements.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included elsewhere in this report.

Going Concern Analysis

As of December 31, 2017, the Company had cash of $4,483,705. In addition, for the year ended December 31, 2017, the Company had positive cash flow of $2,522,706 from operations. The combination of growth in the Company’s revenues, cash flows from operations and net income leads management to believe that it is probable that our cash resources will be sufficient to meet our cash requirements for current operations through and beyond twelve months from the date of this filing. As a result, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While we believe in the viability of our strategy to generate sufficient revenues and cash flows and to control costs, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenues and cash flows and to control operating expenses.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Stemcell Holdings, Inc.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Reports of Independent Registered Public Accounting Firms	F2-F3

Consolidated Balance Sheets	F4

Consolidated Statements of Operations and Comprehensive Income	F5

Consolidated Statements of Shareholders’ Equity	F6

Consolidated Statements of Cash Flows	F7

Notes to Consolidated Financial Statements	F8-F9

- F1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Stemcell Holdings, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Stemcell Holdings, Inc. and subsidiary (collectively, the “Company”) as of December 31, 2017, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Related Party Transactions

As discussed in Note 4 to the consolidated financial statements, the Company generated 93% of its revenue from related parties. If these related parties ceased doing business with the Company, it would have a significant impact on the Company’s results of operations. Our opinion was not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting, Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Haskell & White LLP

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2017.

Irvine, California

March 30, 2018

- F2 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Stemcell Holdings, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Stemcell Holdings, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Stemcell Holdings, Inc. and its subsidiary as of December 31, 2016, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

May 15, 2017

- F3 -

STEMCELL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash	$4,483,705	$2,646,855
Trade receivables	177,064	-
Prepaid expenses and other current assets	615,954	30,452

TOTAL CURRENT ASSETS	5,276,723	2,677,307

Property and equipment, net
Equipment	1,183,436	549,578
Less accumulated depreciation	(149,831)	(19,831)

Property and equipment, net	1,033,605	529,747

Deferred tax assets	61,842	21,848
Other non-current assets	46,010	-

TOTAL ASSETS	$6,418,180	$3,228,902

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable to related party	$278,593	$530,490
Loan from director	-	43,337
Accrued expenses and other liabilities	1,781,670	106,413
Income tax payables	550,217	1,187,722

TOTAL CURRENT LIABILITIES	2,610,480	1,867,962

TOTAL LIABILITIES	2,610,480	1,867,962

Commitments and Contingencies (Note 7)

Shareholders' Equity

Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of December 31, 2017 and December 31, 2016)	-	-

Common stock ($.0001 par value, 500,000,000 shares authorized, 27,596,000 shares issued and outstanding
as of December 31, 2017 and December 31, 2016)	2,760	2,760
Additional paid-in capital	65,116	65,116
Retained earnings	3,807,115	1,397,421
Accumulated other comprehensive loss	(67,291)	(104,357)

TOTAL SHAREHOLDERS' EQUITY	3,807,700	1,360,940

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,418,180	$3,228,902

The accompanying notes are an integral part of these consolidated financial statements.

- F4 -

STEMCELL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Revenues from related parties
Stem cell culturing & tissue handling technical assistance fees	$3,879,565	$2,776,327
Coordination fees	1,161,201	386,110
Marketing & other services	398,621	122,609
Rental services	338,002	-
Total revenues from related parties	5,777,389	3,285,046
Revenues from third parties
Marketing & other services	138,493	-
Rental services	263,938	53,660
Total revenues from third parties	402,431	53,660
Total revenues	6,179,820	3,338,706

Cost of revenues	1,185,609	369,195

Gross profit	4,994,211	2,969,511
	80.8%	88.9%
Operating expenses
Selling, general and administrative expenses	1,394,397	317,609

Total operating expenses	1,394,397	317,609

Other (expenses) income	(1,413)	3,043

NET INCOME BEFORE TAXES	3,598,401	2,654,945

Income tax expenses	1,188,707	1,252,526

NET INCOME	$2,409,694	$1,402,419

Other Comprehensive Income
Foreign currency translation adjustment	$37,066	$(104,357)

TOTAL COMPREHENSIVE INCOME	$2,446,760	$1,298,062

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.09	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	27,596,000	33,119,504,230

The accompanying notes are an integral part of these consolidated financial statements.

- F5 -

STEMCELL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2017 and December 31, 2016

			ADDITIONAL	RETAINED	ACCUMULATED
	COMMON STOCK	COMMON STOCK	PAID IN	EARNINGS	OTHER
	NUMBER	AMOUNT	CAPITAL	(ACCUMULATED DEFICIT)	COMPREHENSIVE INCOME	TOTAL

Balance at December 31, 2015	40,000,000,000	$4,000,000	$(3,998,000)	$(4,998)	$-	$(2,998)
Debt assumed by former sole shareholder of the Company	-	-	2,998	-	-	2,998
Services contributed by sole director	-	-	58,674	-	-	58,674
Excess of acquisition price over carrying value of equipment purchased from entity under common control	-	-	4,204	-	-	4,204
Stock cancellation (39,972,404,000)	(39,972,404,000)	(3,997,240)	3,997,240	-	-	-
Net income for the year ended December 31, 2016	-	-	-	1,402,419	-	1,402,419
Foreign currency translation	-	-	-	-	(104,357)	(104,357)
Balance at December 31, 2016	27,596,000	2,760	65,116	1,397,421	(104,357)	1,360,940
Net income for the year ended December 31, 2017				2,409,694		2,409,694
Foreign currency translation	-	-	-		37,066	37,066
Balance at Dec. 31, 2017	27,596,000	$2,760	$65,116	$3,807,115	$(67,291)	$3,807,700

The accompanying notes are an integral part of these consolidated financial statements .

- F6 -

STEMCELL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,409,694	$1,402,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	130,000	21,306
Deferred income tax	(39,994)	(23,472)
Service contributed by sole director	-	58,674
Changes in operating assets and liabilities:
Trade receivables	(177,064)	-
Prepaid expenses and other current assets	(585,502)	(26,835)
Accounts payable to related party	(251,897)	544,306
Accrued expenses and other current liabilities	1,675,257	113,746
Income tax payables	(637,505)	1,275,998
Net cash provided by operating activities	2,522,990	3,366,142

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(633,858)	(600,800)
Security deposit	(46,010)	-
Net cash used in investing activities	(679,868)	(600,800)

CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) borrowing on loan from director	(43,337)	69,047
Net cash provided by financing activities	(43,337)	69,047

Net effect of exchange rate changes on cash	$37,066	(187,534)

Net change in cash	1,836,851	2,646,855
Cash - beginning of period	2,646,855	-
Cash - end of period	$4,483,705	$2,646,855

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$1,898,605	$-

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Forgiveness of debt by former sole shareholder	$-	$2,998
Excess of acquisition price over carrying value of equipment purchase from entity
under common control	$-	$4,204

The accompanying notes are an integral part of these consolidated financial statements.

- F7 -

STEMCELL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND DECEMBER 31, 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

While our previous auditor, MaloneBailey, LLP, had substantial doubt about the Company’s ability to continue as a going concern, with robust sales and operating cash flow available beyond a year, such concern has been resolved.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Stemcell Co., Ltd. Intercompany accounts and transactions are eliminated.

Please note that there have been minor reclassifications of balance sheet accounts of 2016 for comparability with 2017.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company generally requires payment in advance of performing its services.  As such, the Company’s trade accounts receivable is typically comprised of a limited number of clinics and one sales agent with which the Company has never experienced any collections issues.  Therefore, Management believes that all trade accounts receivable are fully collectible and has not made any allowance for doubtful accounts as of December 31, 2017 or 2016.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows Accounting Standard Codification (ASC) 820, “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described:

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

For certain of the Company’s financial instruments, including cash, prepaid expenses and other current assets, deferred tax assets, accrued expenses and other current liabilities, and income tax payables, the carrying amounts approximate fair values due to their short maturities.

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

CASH AND CASH EQUIVALENTS

Cash includes cash on hand, certificates of deposit and all highly liquid investments with maturities of three months or less at the time of purchase. The Company did not have any cash equivalents at December 31, 2017 or 2016.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less depreciation and impairment loss. The initial cost of the assets comprises its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use. Depreciation is calculated using the straight-line method over the estimated useful life of the respective assets as follows: computer software developed or acquired for internal use, 2 to 5 years; computer equipment, 2 to 5 years; buildings and improvements, 5 to 15 years; leasehold improvements, 2 to 10 years; and furniture and equipment, 1 to 5 years.

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

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For years ended December 31, 2017 and December 31, 2016, the Company did not record any impairment charges on long-lived assets.

Routine repairs and maintenance are expensed when incurred. Gains and losses on disposal of fixed assets are recognized in the income statement based on the net disposal proceeds less the carrying amount of the assets.

FOREIGN CURRENCY TRANSLATION

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. Stemcell maintains its books and records in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statements”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation of amounts from the local currency of Stemcell into US$1 has been made at the following exchange rates:

December 31, 2017
Current JPY: US$1 exchange rate	112.67
Average JPY: US$1 exchange rate	112.14

- F8 -

REVENUE RECOGNITION

The Company applies ASC 605 for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company provides guarantee for the delivery of its service. If the Company cannot deliver its service to customers successfully, the Company will retry its operation until the service is completed. The Company has four revenue streams as described below.

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

During the years ended December 31, 2017 and December 31, 2016, the Company derived all of its stem cell culturing and tissue handling technical assistance revenue from Omotesando Helene Clinic (the “Helene Clinic”), which is fully owned by Takaaki Matsuoka. Pursuant to the agreement entered into by the two parties, once technical assistance is provided to the cells or tissues that were cultured or handled, no returns are allowed.

Coordination Service Revenue

During the years ended December 31, 2017 and December 31, 2016, all coordination services were delivered to Helene Clinic. Pursuant to the service agreement entered into by the Company and Helene Clinic, the Company’s performance obligations under the coordination service include introducing patients to clinics, arranging schedules and any related translation thereof. Revenue is recognized when a series of abovementioned services are delivered and treatments for the patient are completed as identified by Helene Clinic.

Marketing and Other Services Revenue

During the year ended December 31, 2017, the Company provided internet marketing services by optimizing search engines for two third-party clinics and six medical clinics, including Helene Clinic, which are fully owned or managed by Takaaki Matsuoka. Since July 2017, the Company commenced outsourcing services to clinics, encompassing administration services including accounting, payroll, tax support, clinic non-medical operations, recruiting and HR planning, facilities and maintenance services, IT support and legal services enabling the clinics to concentrate more on medical activities.

During the year ended December 31, 2016, the Company provided internet marketing services by optimizing search engines for six medical clinics, including Helene Clinic, which are fully owned or managed by Takaaki Matsuoka.

Rental Revenue

The Company leased certain medical equipment and properties to medical clinics. For the years ended December 31, 2017 and 2016, rental revenue was derived from two third-party clinics and four clinics, including Helene Clinic, which are fully owned or managed by Takaaki Matsuoka.

NET INCOME PER COMMON SHARE

Net income per common share is computed pursuant to ASC 260. Basic net income (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding during the years ended December 31, 2017 and December 31, 2016.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. There was no impact of the rate reduction on the Company's income tax provision as the Company had no federal deferred tax balances at December 31, 2017.

In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has determined the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

SEGMENT INFORMATION

We have determined that we operate in one segment for financial reporting purposes.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risks.

The Company received lump-sum payments from individual patients for the services to be delivered by them and Helene Clinic as a whole. Historically, the Company deducted 10% of the total payments and remitted the remainder to Helene Clinic, after which the Company billed and received payments from Helene Clinic for stem cell culturing and tissue handling technical assistance services. Since the beginning of 2017, the Company changed this business model to deduct the 10% and the amount to be recognized as stem cell culturing and tissue handling technical assistance revenue prior to remitting the remainder to Helene Clinic and sales agents. As of December 31, 2017, and December 31, 2016, the Company had accounts payable to Helene Clinic of $278,593 and $530,490, respectively. Also see Note 4.

Net revenues from customers accounting for 10% or more of total revenues are as follows:

	Year ended December 31, 2017	Year ended December 31, 2016
	%	%
Omotesando Helene Clinic	82.3	95.0
Total	82.3	95.0

EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This standard update was effective for interim and annual reporting periods beginning after December 15, 2016 for public companies and December 15, 2017 for private companies, and was to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted. In July 2015, a one-year deferral of the effective date of the new guidance was approved. Since the Company is an Emerging Growth Company and has made the election under Section 107 (b) for extended transition to new or revised accounting standards, it follows the effective date for private companies. We are currently conducting a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15 (“ASU 2014-15”). This amendment requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods ending after December 15, 2016 for both public and private companies. The adoption of this amendment has changed our disclosures.

In November 2015, the FASB issued Accounting Standards Update 2015-17 (“ASU 2015-17”) to simplify the presentation of deferred taxes. This amendment requires that all deferred tax assets and liabilities, along with any related valuation allowances, be classified as noncurrent on the balance sheet. Adoption of this standard was required for annual periods beginning after December 15, 2016 for public companies and beginning after December 15, 2017 for private companies. Earlier application is permitted. Since the Company is an Emerging Growth Company and has made the election under Section 107 (b) for extended transition to new or revised accounting standards, it follows the effective date for private companies. The Company adopted this amendment from January 1, 2017. The adoption did not have an impact on our consolidated financial statements and related disclosures other than for reclassification.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”) which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public and private companies, respectively, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018 and 2019, although early adoption is permitted. Since the Company is an Emerging Growth Company and has made the election under Section 107 (b) for extended transition to new or revised accounting standards, it follows the effective date for private companies. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. We began a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is ongoing.

NOTE 3 - RELATED-PARTY TRANSACTIONS

For the years ended December 31, 2017 and December 31, 2016, the Company derived stem cell culturing and tissue handling technical assistance revenue and coordination revenue in the amounts of $3,879,565 and $1,161,201, $2,776,327 and $386,110, respectively, from Helene Clinic which is fully owned by Takaaki Matsuoka, the sole director of the Company.

For the years ended December 31, 2017 and December 31, 2016, the Company provided marketing and other services in the amount of $398,621 and $122,609, respectively, to six clinics which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company.

For the year ended December 31, 2017, the Company leased its properties and equipment in the amount of $338,002 to four clinics which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company. Management determined that the Company has no interest in any residual gains or losses of the related party clinics. Therefore, management determined that consolidation of these clinics was not required under the guidance of ASC 810-15 Variable Interest Entities.

Office space of the Company is provided rent-free by Helene Clinic.

The Company has no outstanding loans to Takaaki Matsuoka, CEO and director of the Company at December 31, 2017. As of December 31, 2016, the Company had a short term loan outstanding with an amount of $43,337 to Takaaki Matsuoka, CEO and director of the Company.

As of December 31, 2016, after netting the receivable of $548,884 from stem cell culturing and tissue handling technical assistance, the Company had net payables of $530,490 to Helene Clinic. Starting from 2017, upon the mutual agreement between Helene Clinic and the Company, the business model was changed. Other than the 10% coordination fees, the Company also deducted from total payments from patients, the portion for stem cell culturing and tissue handling technical assistance pursuant to the agreement entered into between the Company and Helene Clinic. The remainder was then remitted to Helene Clinic. As of December 31, 2017, the Company had payables of $278,593 to Helene Clinic.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following as of December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Property, Plant and Equipment	1,183,436	549,578

Less: accumulated depreciation	(149,831)	(19,831)

Property, plant and equipment, net	$1,033,605	$529,747

Depreciation expense charged to operations was $130,000 and $21,306 for the years ended December 31, 2017 and December 31, 2016, respectively.

NOTE 5 - SHAREHOLDERS’ EQUITY

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

NOTE 6 - INCOME TAXES

Stemcell Holdings, Inc., the holding company registered in the state of Delaware, does not plan to engage in any business activities in the United States. For the years ended December 31, 2017 and 2016, Stemcell Holdings, Inc. was subject to U.S. federal income tax but had no corporate tax liabilities as it reported insignificant net and tax losses due to local and professional fees. Stemcell Holdings, Inc. is not expected to generate any future taxable income in the United States and does not recognize any tax benefit from federal net operating losses.

The Company conducts its businesses through its wholly owned subsidiary, Stemcell Co., Ltd. Stemcell Co., Ltd. is registered in Japan and is subject to national and local income taxes in Japan.

The provisions for income taxes for the years ended December 31, 2017 and 2016 relate to Japanese income taxes by Stemcell Co., Ltd. and are summarized as follows:

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016
Current	$ 1,250,838	$ 1,275,998
Deferred	(62,131)	(23,472)

Total	$ 1,188,707	$ 1,252,526

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company's deferred income taxes at December 31, 2017 and 2016 relate to Stemcell Co., Ltd. and are as follows:

	December 31, 2017	December 31, 2016
Deferred tax assets:
Accrued vacation	$10,025	$-
Accrued bonus	3,782	-
Business taxes	53,901	-
Unpaid accrued expenses	-	4,290
Revenue	-	17,558
Deferred tax assets	67,708	21,848

Deferred tax liabilities:
Fixed Assets	(5,866)	-
Deferred tax liabilities	(5,866)	-

Valuation allowance
Net deferred tax assets	$61,842	$21,848

The reconciliation of the Company's effective income tax rate to the U.S. federal statutory income tax rate for the years ended December 31, 2017 and 2016 is as follows:

	For the Year Ended	For the Year Ended
	December 31, 2017	December 31, 2016
U.S. federal statutory rate	34.00%	34.00%
Japanese tax rate differential	4.01%	-10.10%
Effect of expenses not deductible for tax purposes	-3.30%	3.82%
Return to provision and other true-ups	-2.76%	0.00%
Other, net	0.04%	0.00%
Total	31.99%	27.72%

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. The rate reduction is effective on January 1, 2018. There was no impact of the rate reduction on the Company's income tax provision as the Company had no federal deferred tax balances at December 31, 2017.

In conjunction with the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has determined the provisional tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act.

At December 31, 2017 and 2016, the Company had no unrecognized tax benefits, accrued interest or penalties. The Company does not expect any significant increases or decreases to the Company's unrecognized tax benefits within the next 12 months.

The Company is subject to examinations by US federal and Japanese taxing authorities for the tax year ended December 31, 2016. The Company is not current under any tax examinations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company has entered into a lease agreement to rent space for Kita Senju Clinic on April 1, 2017 with a monthly rent of $7,690 for a lease term of 3 years. The monthly rent is paid by Kita Senju Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $46,010.

We are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business. We believe that any liability that would ultimately result from the resolution on these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

NOTE 8 - NET INCOME PER SHARE

The following table shows the computation of basic net income per share of our common stock. There are no instruments that have dilutive effect on the number of shares computation.

		Year ended December 31, 2017	Year ended December 31, 2016
Net Income	Numerator (a)	2,409,694	1,402,419
Weighted Average Number of Common Shares Outstanding, Basic and Dilutive	Denominator (b)	27,596,000	33,119,504,230
Basic and Diluted Net Income	(a)/(b)	$0.09	$0.00

- F9 -

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A Controls and Procedures.

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

As of December 31, 2017, the end of the year covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the determination that there was a lack of resources to provide segregation of duties consistent with control objectives and establish procedures to identify, approve and report related party transactions, the lack of a formal audit committee, and the lack of internal resources for required report disclosures, management has determined that material weaknesses existed as of December 31, 2017. These material weaknesses were further confirmed by the fact that we have restated our March 31, 2017 and June 30, 2017 financial statements due to not properly identifying and reporting a related party transaction.

As a result of the material weaknesses, management has hired in-house legal counsel to review and manage contracts and agreements and is further evaluating mitigating controls to minimize errors related to financial reporting for related party transactions. In addition, management is planning to remediate segregation of duties issues.

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

Changes in Internal Control over Financial Reporting

Other than the hiring of the new chief financial officer, there have been no changes in our internal controls over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) that have occurred since our report on our fiscal year end December 31, 2016, or subsequent to the end of the period covered in this report that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the Officers and Directors of the Company, who will continue to serve as Officers and Directors of the Company and Stemcell Co., Ltd. (our wholly owned subsidiary) are provided below:

Stemcell Holdings, Inc.

NAME	AGE	POSITION
Takaaki Matsuoka	40	Chief Executive Officer, President, Secretary, Treasurer and Director
Erika Nakazawa	53	Chief Financial Officer

Stemcell Co., Ltd.

NAME	AGE	POSITION
Takaaki Matsuoka	40	Chief Executive Officer, President and Director
Erika Nakazawa	53	Chief Financial Officer
Sahori Kanai	44	Chief Human Resources Officer
Hiroyuki Tanabe	33	Chief Legal Officer
Alexis Liu	26	Chief Marketing Officer

Takaaki Matsuoka

In 2003 Takaaki Matsuoka graduated from Keio University, Department of Medicine and that same year he joined Keio University Hospital. In 2004, he served as a practicing MD at Keio for one year before transferring to Keiyu Hospital another year of residency. In 2005 Takaaki Matsuoka left Keiyu Hospital and began practicing at Shonan Beauty Clinic where he remained for the next eight years. By 2013 Takaaki Matusoka had incorporated and founded Helene Omotesando Beauty Clinic. Currently, he serves as the Hospital Director at Hellene Omotesando Beauty Clinic. Takaaki’s Matsuoka’s medical experience and history has led to his appointment as President, Chief Executive Officer and Director.

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

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

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

We believe that our Director is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the rapidly growing nature of our business to invest further in business opportunities. We are planning to install a statutory auditor at the operating company level. We will consider establishing a Committee when so required.

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

Based solely on a review of the copies of such forms that were received by the Company, or written representations from certain reporting persons that no Form 5s were required for those persons, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal years ended December 31, 2017 and December 31, 2016.

Procedure for Nominating Directors

In 2017, we have not made any material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer (including our officer(s)/director(s) of our wholly owned subsidiary) for all services rendered in all capacities to us for the year ended December 31, 2017 and December 31, 2016.

Stemcell Holdings, Inc. (Consolidated)

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Takaaki Matsuoka Chief Executive Officer	2017	80,257	0	0	0	0	0	0	80,257
Erika Nakazawa Chief Financial Officer	2017	89,915	0	0	0	0	0	0	89,915
Sahori Kanai Chief Human Resources Officer	2017	64,395	0	0	0	0	0	0	64,395
Hiroyuki Tanabe Chief Legal Officer	2017	21,238	0	0	0	0	0	0	21,238
Alexis Liu Chief Marketing Officer	2017	73,809	0	0	0	0	0	0	73,809
Takaaki Matsuoka Chief Executive Officer Chief Financial Officer	2016	110,310	0	0	0	0	0	0	110,310

On December 31, 2015, the Company issued 40,000,000,000 shares of restricted common stock to Jeffrey DeNunzio in return for his services developing the Company’s business concept.

On January 27, 2016, Jeffrey DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of the Company, entered into a Share Purchase Agreement with Takaaki Matsuoka., with an address at 3-18-17-6F, Minamiaoyama, Minato-ku, Tokyo, 107-0062, Japan.

On January 27, 2016, pursuant to the Agreement, Mr. DeNunzio transferred to Takaaki Matsuoka., 40,000,000,000 shares of our common stock which represented all of our issued and outstanding shares.

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

On January 27, 2016, the Company filed an amendment to our articles of incorporation with the state of Delaware to change the name of the Company to “Stemcell Holdings, Inc.”

On March 24, 2016, the Company gained a 100% interest in the issued and outstanding shares of Stemcell Co., Ltd.’s common stock and Stemcell Co., Ltd. became a wholly owned subsidiary of the Company.

Compensation of Directors

The table above summarizes all compensation of our directors as of December 31, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of December 31, 2017 and March 30, 2018, the date of this report, the Company had/has 27,596,000 shares of common stock and no shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

The table below is as of December 31, 2017.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares of Preferred Stock	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Takaaki Matsuoka	266,000	0.96%	0	0.0%	0.96%
5% Shareholders
Primavera Singa Pte Ltd*	23,066,000	83.58%	0	0.0%	83.58%

*Shiho Matsuoka, the wife of our sole officer and director Takaaki Matsuoka, owns and controls 100% of Primavera Singa Pte., Ltd.

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the number of shares is deemed to include the number of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. Certain Relationships and Related Transactions.

On December 31, 2015, Jeffrey DeNunzio was appointed as Director, Chief Executive Officer, Chief Financial Officer, President, Secretary, and Treasurer.

On December 31, 2015, the Company issued 40,000,000,000 shares of restricted common stock to Jeffrey DeNunzio in return for his services developing the Company’s business concept.

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

For the year ended December 31, 2017, the Company provided stem cell culturing and tissue handling technical assistance and coordination services in the amounts of $3,879,565 and $1,161,201, respectively, to Helene Clinic which is fully owned by Takaaki Matsuoka, the sole director of the Company.

For the year ended December 31, 2016, the Company through its subsidiary Stemcell Co., Ltd, provided internet marketing services in the amount of $122,609 to seven health clinics, which are fully owned by Takaaki Matsuoka, the sole director of the Company.

For the year ended December 31, 2017, the Company provided marketing and other services in the amount of $398,621 to six clinics which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company.

For the year ended December 31, 2017, the Company leased its properties and equipment in the amount of $338,002 to four clinics which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company.

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

		2017	2016
Audit fees	Haskell & White	$26,965
	MaloneBailey, LLP	$24,500	$16,400
Audit-related fees		$29	-
Tax fees			-
All other fees		-	-

Total		$51,494	$16,400

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

Stemcell Holdings, Inc.

(Registrant)

By: /s/ Takaaki Matsuoka

Takaaki Matsuoka, Chief Executive Officer

Dated: March 30, 2018

By:/s/ Erika Nakazawa

Erika Nakazawa. Chief Financial Officer

Dated: March 30, 2018

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Takaaki Matsuoka

Takaaki Matsuoka, Chief Executive Officer

Dated: March 30, 2018

By:/s/ Erika Nakazawa

Erika Nakazawa. Chief Financial Officer

Dated: March 30, 2018