Form 10-Q
period 2018-03-31
Stemcell Holdings, Inc.
filed 2018-05-15
CIK 1666487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

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

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 23, 2018, there were approximately 27,596,000 shares of common stock and none of preferred stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

 STEMCELL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	31-Mar-18	31-Dec-17
	(UNAUDITED)
ASSETS
Current Assets
Cash	$4,225,291	$4,483,705
Trade receivables	273,832	177,064
Loan to Officer	922,934	-
Prepaid expenses and other current assets	901,358	615,954

TOTAL CURRENT ASSETS	6,323,415	5,276,723
Property and equipment, net	1,269,369	1,033,605
Deferred tax assets	65,571	61,842
Other non-current assets	512,958	46,010

TOTAL ASSETS	$8,171,313	$6,418,180

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable to related party	$222,957	$278,593
Accrued expenses and other liabilities	2,593,801	1,781,670
Income tax payables	509,108	550,217
TOTAL CURRENT LIABILITIES	3,325,866	2,610,480

TOTAL LIABILITIES	3,325,866	2,610,480

Commitments and contingencies (NOTE 5)

Shareholders’ Equity
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of March 31, 2018 and December 31, 2017)
Common stock ($.0001 par value, 500,000,000 shares authorized, 27,596,000 shares and 27,596,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017	2,760	2,760
Additional paid-in capital	65,116	65,116
Retained earnings	4,599,473	3,807,115
Accumulated other comprehensive income (loss)	178,098	(67,291)

TOTAL SHAREHOLDERS’ EQUITY	4,845,447	3,807,700

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,171,313	$6,418,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

STEMCELL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months	Three months
	Ended	Ended
	March 31, 2018	March 31, 2017
Revenues from related parties

Stem cell culturing & tissue handling technical assistance fees	$1,103,751	$706,052
Coordination fees	381,511	131,413
Marketing & other services	425,003	39,464
Rental services	117,913	118,955
Total revenues from related parties	2,028,179	995,884
Revenues from third parties
Marketing & other services	161,972	7,893
Rental services	68,416	47,401
Total revenues from third parties	230,388	55,294
Total revenues	2,258,567	1,051,178

Cost of revenues	496,004	175,597

Gross profit	1,762,562	875,581
	78.0%	83.3%
Operating expenses
Selling, general and administrative expenses	470,009	358,520

Total operating expenses	470,009	358,520

Other income (expenses)	(825)	-

NET INCOME BEFORE TAXES	1,291,728	517,061

Income tax expenses	499,370	183,242

NET INCOME	$792,358	$333,819

Other Comprehensive Income
Foreign currency translation adjustment	245,389	45,679

TOTAL COMPREHENSIVE INCOME	$1,037,747	$379,498

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.03	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	27,596,000	27,596,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

STEMCELL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three months	Three months
	Ended	Ended
	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$792,358	$333,819
Adjustments to reconcile net income to net cash provided by used in operating activities:
Depreciation expense	61,686	22,778
Changes in operating assets and liabilities:
Trade receivables	(96,768)	-
Prepaid expenses and other current assets	(369,036)	(32,472)
Deferred tax assets	(3,729)	-
Accrued expenses and other current liabilities	812,131	(67,178)
Income tax payables	(41,109)	(1,034,089)
Net cash provided by used in operating activities	1,099,897	(52,022)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(297,450)	(188,552)
Security deposits	(383,316)	-
Net cash used in investing activities	(680,766)	(188,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan to director	(922,934)	-
Net cash used in financing activities	(922,934)	-

Net effect of exchange rate changes on cash	245,389	81,855

Net change in cash	(258,414)	(158,719)
Cash - beginning of period	4,483,705	2,646,855
Cash - end of period	$4,225,291	$2,488,136

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$366,625	$1,271,331

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

STEMCELL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2018

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

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year, as reported in the Form 10-K for the year ended December 31, 2017, have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 30, 2017.

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

FOREIGN CURRENCY TRANSLATION

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying financial statements have been expressed in US$. Stemcell maintains its books and records in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with Accounting Standard codification (ASC) Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Translation of amounts from the local currency of Stemcell into US$1 has been made at the following exchange rates:

March 31, 2018
Current JPY: US$1 exchange rate	106.26
Average JPY: US$1 exchange rate	108.35

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

During the three months ended March 31, 2018, the Company derived all its stem cell culturing and tissue handling technical assistance revenue from Omotesando Helene Clinic (the “Helene Clinic”), which is fully owned by Takaaki Matsuoka. Pursuant to the agreement entered into by the two parties, once technical assistance is provided to the cells or tissues that were cultured or handled, no returns are allowed.

Coordination Service Revenue

During the three months ended March 31, 2018, all the coordination service was delivered to Helene Clinic. Pursuant to the service agreement entered into by the Company and Helene Clinic, the Company’s performance obligations under the coordination service include introducing patients to clinics, arranging schedules and any related translation thereof. Revenue is recognized when a series of abovementioned services are delivered and treatments for the patient are completed as identified by Helene Clinic.

Marketing and Other Services Revenue

During the three months ended March 31, 2018, the Company provided internet marketing services by optimizing search engines for four third-party clinics and six health clinics, including Helene Clinic, that are fully owned or managed by Takaaki Matsuoka. Since July 2017, the Company commenced outsourcing services to clinics, encompassing administration services including accounting, payroll, tax support, clinic non-medical operations, recruiting and HR planning, facilities and maintenance services, IT support and legal services enabling the clinics to concentrate more on medical activities.

Rental Revenue

The Company leased certain medical equipment and properties to medical clinics. For the three months ended March 31, 2018, rental revenue was derived from three third-party clinics and five clinics, including Helene Clinic, which are fully owned or managed by Takaaki Matsuoka.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risks.

The Company received lump-sum payments from individual patients for the services to be delivered by them and Helene Clinic as a whole. Historically, the Company deducted 10% of the total payments and remitted the remainder to Helene Clinic, after which the Company billed and received payments from Helene Clinic for stem cell culturing and tissue handling technical assistance services. Since the beginning of 2017, the Company changed this business model to deduct the 10% and the amount to be recognized as stem cell culturing and tissue handling technical assistance revenue prior to remitting the remainder to Helene Clinic. As of March 31, 2018, and December 31, 2017, the Company had accounts receivable from Helene Clinic of $81,129 and $0 respectively, and accounts payable to Helene Clinic of $222,957 and $278,593, respectively. Accounts receivables from Helene clinic is from services provided other than stemcell culturing and tissue handling technical assistance services. Also see Note 3.

Net revenues from customers accounting for 10% or more of total revenues are as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017
	%	%
Omotesando Helene Clinic	69.0	81.0
Total	69.0	81.0

EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This standard update was effective for interim and annual reporting periods beginning after December 15, 2016 for public companies and December 15, 2017 for private companies, and was to be applied retrospectively or the cumulative effect as of the date of adoption. In July 2015, a one-year deferral of the effective date of the new guidance was approved. Since the Company is an Emerging Growth Company and has made the election under Section 107(b) for extended transition to new or revised accounting standards, it follows the effective date for private companies. As such, ASU 2014-09 will be effective for the Company on January 1, 2019. We are currently conducting a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”) which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public and private companies, respectively, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018 and 2019, although early adoption is permitted. Since the company is an Emerging Growth Company and has made the election under Section 107(b) for extended transition to new or revised accounting standards, it follows the effective date for private companies. As such, ASU 2016-02 will be effective for the Company on January 1, 2020. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. We began a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is ongoing.

NOTE 3 - RELATED-PARTY TRANSACTIONS

For the three months ended March 31, 2018, the Company derived stem cell culturing and tissue handling technical assistance revenue and coordination revenue in the amounts of $1,103,751 and $381,511, respectively, up by $397,699 and $250,098 respectively, compared to the three months ended March 31, 2017, from Helene Clinic which is fully owned by Takaaki Matsuoka, the sole director of the Company.

For the three months ended March 31, 2018, the Company provided marketing and other services in the amount of $425,003 respectively up by $385,539 compared to the three months ended March 31, 2017 to six clinics which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company.

For the three months ended March 31, 2018, the Company leased property and equipment in the amount of $117,913 to five clinics which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company, which was down by $1,042 compared to the three months ended March 31, 2017.

As of March 31, 2018, the Company had a balance for accounts payable in the amount of $222,957 to Helene Clinic, which is fully owned by Takaaki Matsuoka, the sole director of the Company.

Management determined that the Company has no interest in any residual gains or losses of the related party clinics. Therefore, management determined that consolidation of these clinics was not required under the guidance of ASC 810-15 Variable Interest Entities.

For the three months ended March 31, 2018, office space of the Company was provided rent-free by Helene Clinic.

As of March 31, 2018, the Company has provided a short-term loan in the amount of $922,934 to Takaaki Matsuoka, CEO and director of the Company, for which the repayment date is May 31, 2018. Management determined this action is a violation of Sarbanes Oxley Section 402 and is requiring him to repay the loan with an annual market interest rate by 8% on May 25, 2018. Also see Part I, Item 4, and Part II, Item 5 below.

NOTE 4 - INCOME TAXES

Stemcell Holdings, Inc., the holding company registered in the state of Delaware, does not plan to engage in any business activities. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income.

Stemcell Co., Ltd., the wholly owned subsidiary of the Company, is registered in Japan and subject to income taxes within Japan at applicable tax rate on the taxable income as reported in Japan statutory financial statements in accordance with relevant income tax laws. The reconciliation of the effective national income tax rate of Stemcell to the statutory income tax rate in Japan for the three months ended March 31, 2018 and 2017 is as follows.

	Three months ended March 31, 2018	Three months ended March 31, 2017
Japan national income tax rate	38.66%	36.97%
Valuation allowance recognized with respect to loss in Stemcell	0.00%	0.00%
Others	0.00%	-1.53%
Total	38.66%	35.44%

 Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit recorded for the United States. The provisions for income taxes for the three months ended March 31, 2018 and 2017, respectively, are summarized as follows:

	Three months ended March 31, 2018	Three months ended March 31, 2017
Current	$499,370	$183,242
Deferred	-	-
Total	$499,370	$183,242

NOTE 5 –COMMITMENTS AND CONTINGENCIES

The Company has continued a lease agreement to rent space for Kita Senju Clinic from April 2017 with a monthly rent of $7,690 for a lease term of 3 years. The monthly rent is paid by Kita Senju Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $46,010.

The Company has entered a lease contract to rent space for Kamata Clinic from January 2018 with a monthly rent of $6,343 for a lease term of 3 years. In the event it fails to pay the rent, the Company is responsible for the payment. The monthly rent is paid by Kamata Clinic. The Company has also put down the initial deposit for the lease in the amount of $34,262.

The Company has entered a lease contract to rent space for Funabashi Clinic from January 2018 with a monthly rent of $7,798 for a lease term of 3 years. In the event it fails to pay the rent, the Company is responsible for the payment. The monthly rent is paid by Funabashi Clinic. The Company has also put down the initial deposit for the lease in the amount of $40,443.

The Company has entered a lease contract to rent space(Kuyosa) for the new principal executive offices from March 2018 with a monthly rent of $19,791 for a lease term of 2 years. The Company has also put down the initial deposit for the lease in the amount of $183,249.

We are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business. We believe that any liability that would ultimately result from the resolution on these matters will not, individually or in the aggregate, have material adverse effect on our financial position or results of operations.

NOTE 6- NET INCOME PER SHARE

The following table shows the computation of basic net income per share of our common stock. There are no instruments that have a dilutive effect on the number of shares computation.

		Three months ended March 31, 2018	Three months ended March 31, 2017
Net Income	Numerator (a)	$792,358	$333,819
Weighted Average Number of Common Shares Outstanding, Basic and Dilutive	Denominator (b)	27,596,000	27,596,000
Basic and Diluted Net Income per share	(a)/(b)	$0.03	$0.01

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business Information of Stemcell

Our principal executive offices are located at C/O Stemcell Co., Ltd., 5-9-15-3F, Minamiaoyama, Minato-ku, Tokyo, Japan. Our phone number is +81-3-3400-0707. The principal executive offices are planning to move to C/O Stemcell Co., Ltd.,5-10-2 Minamiaoyama, Minato-ku, Tokyo, Japan due to business expansion in Quarter 2, 2018.

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

Overview of Results

The key financial results for the three months ended March 31, 2018 as compared to the previous year same period on a consolidated basis are as follows:

w	For the 3 months ended March 31, 2018, total revenue grew by $1,207,389 or 115% year over year primarily due to increasing number of patients receiving stem cell and related therapies from our major client, Helene Clinic. Patients increased because of growing interest of stem cell related therapies in China and Vietnam due to Lunar New Year holidays consumption. 48.9% of revenue was derived from cell culturing and tissue handling technical assistance, 16.9% of from coordination services and the remaining from marketing, rental and other services to clinics.

w	With the expansion of services to clinics (“enabling services”), total cost of revenues was $496,004 vs. $175,597 the previous year, up by $320,407 or 182%. Cost primarily consisted of material, equipment and labor costs related to providing technical assistance to culture cells and handle tissues and equipment and labor cost increases for expanded services to clinics. Gross profit margin has declined to 78.0% from 83.3% the previous year reflecting increasing costs for business expansion. Management considers this as a more realistic gross margin for our business going forward.

w	Operating expenses (excluding cost of revenues) were $470,009, up by $111,489 from $358,520 the prior year same period. However, operating expense ratio to total revenue declined to 20.8% from 34% the previous year same period. Expense ratio declined due to efficient cost management on sales and depreciation expenses to support business growth.

w	Effective tax rate was 38.66% versus 35.44% in the prior year due to differing applicable tax rates based on income size.

w	Net income was $792,358 with net income per share of $0.03, increased by $412,658 from the prior year same period. Net income grew because of both significant revenue growth and efficient cost management.

 Liquidity and Capital Resources

As of March 31, 2018, our cash balance was $4,225,291, working capital was $3,081,181 up by $414,938 respectively compared to March 31, 2017. Our cash balance is currently sufficient to fund our operations for at least twelve months. Operating cash flow was $1,099,897 up by $1,151,919 from ($52,022) the prior year same period. Capital expenditures, composed primarily of security deposits, were $680,766. As of March 31, 2018, and March 31, 2017, the net book values of the equipment were $1,269,369 and $1,033,605 respectively.

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

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates. We have reviewed our critical accounting policies and estimates with management. See Note 2 to our consolidated financial statements included in our most recent Form 10-K for discussion of our critical accounting policies.

Concentrations of Risk

Our revenue is highly dependent on one customer, Omotesando Helene Clinic, which comprised 69% of our total revenue. Our business will be significantly affected should we lose this customer. Helene Clinic is fully-owned by Takaaki Matsuoka, our CEO and director.

Principal Commitments

With the exception of the Company’s lease agreements for Kita Senju Clinic, Kamata, Kuyosa and Funabashi’s space, we are not a party to any agreements other than those services we provide to our customers as part of our normal course of business. See Note 5 to our consolidated financial statements included in Part 1 of this report.

Off Balance Sheet Arrangements

We are not a party to any material off balance sheet agreements.

Going Concern Analysis

As of March 31, 2018, the Company had cash of $4,225,291. The combination of growth in the Company’s revenues, cash flows from operations and net income leads management to believe that it is probable that our cash resources will be sufficient to meet our cash requirements for current operations through and beyond twelve months from the date of this filing. As a result, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. While we believe in the viability of our strategy to generate sufficient revenues and cash flows and to control costs, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenues and cash flows and to control operating expenses.

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

As of March 31, 2018, the end of the quarter covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Material weakness on Internal control and procedures

A material weakness is a significant deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management determined that there was a lack of resources to provide segregation of duties consistent with control objectives. In addition, management identified the need to establish procedures to identify, approve and report related party transactions, the need for a formal audit committee, and the lack of internal resources for required report disclosures. Furthermore, the Company loaned $922,934 to the Company’s CEO, Takaaki Matsuoka, on February 28, 2018, which management acknowledged is a violation of the Sarbanes Oxley Act. Management has determined these issues represent material weaknesses that existed as of March 31, 2018.

As a result of the material weaknesses, management plans to hire an SEC attorney to prevent any such violations of the Sarbanes Oxley Act in the future. Furthermore, management is further evaluating mitigating controls to minimize errors related to financial reporting for related party transactions. In addition, management is planning to remediate segregation of duties issues.

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

Changes in Internal Control over Financial Reporting

Other than the hiring of the new chief financial officer, there have been no changes in our internal controls over financial reporting (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) that have occurred since our report on the fiscal year ended December 31, 2017, or subsequent to the end of the period covered in this report that have materially or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could adversely affect our business, financial condition, results of operations and cash flows. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company loaned $922,934 to the Company’s CEO, Takaaki Matsuoka, on February 28, 2018, which management acknowledged is a violation of the Sarbanes Oxley Act. Management has determined these issues represent material weakness that existed as of March 31, 2018. Also see Part I, Item 4.

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

(3) Filed as an exhibit to the Company’s Form 8-K, as filed with the SEC on April 9, 2018, and incorporated herein by this reference.

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

Dated: May 15, 2018

By: /s/ Rei Mochizuki

Name: Rei Mochizuki

CFO

Dated: May 15, 2018