Form 10-Q
period 2018-06-30
Stemcell Holdings, Inc.
filed 2018-08-14
CIK 1666487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER: 000-55583

STEMCELL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-4827622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

C/O Stemcell Co., Ltd., 5-9-15-3F, Minamiaoyama Minato-ku, Tokyo, Japan	107-0062 (Zip Code)
(Address of Principal Executive Offices)

+81-3-6433-5409

Registrant’s telephone number, including area code

C/O Omotesando Helene Clinic, 3-18-17-6F, Minamiaoyama

Minato-ku, Tokyo, Japan

(Former address, if changed since last report)

(Former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[ ] No [ ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2018, there were 27,378,000 shares of common stock, $0.0001 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balance sheets as of June 30, 2018 and December 31, 2017, the statements of operations for the three and six months ended June 30, 2018 and 2017, and statements of cash flows for the six months ending June 30, 2018 and 2017, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

 STEMCELL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	30-Jun-18	31-Dec-17
	(UNAUDITED)
ASSETS
Current Assets
Cash	$4,614,133	$4,483,705
Trade receivables	1,194,057	177,064
Clinic-AR from related party	509,117	145,980
Clinic-AR from third party	972,742	53,184
Prepaid expenses and other current assets	719,647	416,790

TOTAL CURRENT ASSETS	8,009,696	5,276,723
Property and equipment, net	1,122,297	1,033,605
Deferred tax assets	62,964	61,842
Security deposits	737,638	46,010

TOTAL ASSETS	$9,932,595	$6,418,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable to related party	$304,917	$278,593
Accrued expenses and other liabilities	3,606,751	1,781,670
Income tax payables	886,158	550,218
TOTAL CURRENT LIABILITIES	4,797,826	2,610,481

TOTAL LIABILITIES	4,797,826	2,610,481

Commitments and contingencies (NOTE 5)

Shareholders’ Equity
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of June 30, 2018 and December 31, 2017)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized, 27,378,000 shares and 27,596,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017)	2,739	2,760
Additional paid-in capital	64,602	65,116
Retained earnings	5,087,374	3,807,116
Accumulated other comprehensive income (loss)	(19,946)	(67,292)

TOTAL SHAREHOLDERS’ EQUITY	5,134,769	3,807,700

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,932,595	$6,418,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

STEMCELL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues from related parties

Stemcell culturing & tissue handling Technical assistance fees	$1,512,444	$1,449,415	$2,616,195	$2,155,467
Coordination fees	515,116	487,823	896,628	619,236
Marketing services	421,854	40,638	846,856	80,102
Rental services	117,038	100,880	234,951	219,835
Total revenues from related parties	2,566,452	2,078,756	4,594,630	3,074,640
Revenues from third parties
Marketing services	174,101	8,127	336,073	16,020
Rental services	67,908	3,375	136,324	50,776
Total revenues from third parties	242,009	11,502	472,397	66,796
Total revenues	2,808,461	2,090,258	5,067,027	3,141,436

Cost of revenues	688,154	372,842	1,184,158	548,439

Gross profit	2,120,307	1,717,416	3,882,869	2,592,997

Operating expenses
Selling, general and administrative expenses	1,196,997	275,874	1,667,007	634,394

Total operating expenses	1,196,997	275,874	1,667,007	634,394

Other income	15,507	8	14,682	8

NET INCOME BEFORE TAXES	938,817	1,441,550	2,230,544	1,958,611

Income tax expenses	401,680	609,995	901,050	793,237

NET INCOME	$537,137	$831,555	$1,329,494	$1,165,374

Other Comprehensive Income
Foreign currency translation adjustment	(198,042)	6,805	47,347	52,484

TOTAL COMPREHENSIVE INCOME	$339,095	$838,360	$1,376,842	$1,217,858

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.02	$0.03	$0.05	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (*)	27,502,571	27,596,000	27,549,028	27,596,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(*) As of May 23, 2018, the Company with the approval of its board of directors, by written consent in lieu of a meeting, authorized the cancellation of shares owned by four shareholders. The shareholders have provided consent for the cancellation of shares. The total number of shares cancelled was 218,000 shares.

-F2-

STEMCELL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months	Six months
	Ended	Ended
	June 30, 2018	June 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,329,494	$1,165,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	87,906	51,110
Changes in operating assets and liabilities:
Trade receivables	(1,016,993)	(185,296)
Clinic-AR from related party	(363,137)	-
Clinic-AR from third party	(919,558)	-
Deferred tax assets	(1,122)	21,848
Prepaid expenses and other current assets	(302,857)	(133,301)
Accounts payable to related party	26,324	136,932
Accrued expenses and other current liabilities	1,825,080	1,546,806
Income tax payables	335,940	(417,159)
Net cash provided by operating activities	1,001,077	2,186,314

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(176,597)	(298,971)
Security deposits paid	(691,628)	(46,142)
Net cash used in investing activities	(868,225)	(345,113)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan (to) from director	(922,934)	367
Principal payment received on loan to director	922,934	-
Repurchase of common stock	(49,771)	-
Net cash (used in) provided by financing activities	(49,771)	367

Net effect of exchange rate changes on cash	47,347	52,484

Net change in cash and cash equivalents	130,428	1,894,052
Cash and cash equivalents - beginning of period	4,483,705	2,646,855
Cash and cash equivalents - end of period	$4,614,133	$4,540,907

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$365,265	$1,217,331

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Retirement of treasury stock	$49,771	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

STEMCELL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2018

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Stemcell Holdings, Inc., formerly known as Perfect Acquisition, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on December 31, 2015, with an objective to acquire, or merge with, an operating business. On March 23, 2016, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Takaaki Matsuoka, our current President, CEO and Director. Pursuant to the Stock Purchase Agreement, on March 24, 2016, Takaaki Matsuoka transferred to the Company, 500 shares of the common stock of Stemcell Co., Ltd., a Japanese corporation (“Stemcell”), which represented all of its issued and outstanding shares, in return for cash consideration of JPY 5,000,000 ($44,476). Following the effective date of the share purchase transaction, Stemcell became a wholly owned subsidiary of the Company.

The Company, through Stemcell, concentrates on regenerative medicine-related business which includes but is not limited to the culturing, storing and delivery of stem cells, providing related technical assistance related thereto and other ancillary services to facilitate cell therapies.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month period, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year, as reported in the Form 10-K for the year ended December 31, 2017, have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 30, 2018.

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

FOREIGN CURRENCY TRANSLATION

The reporting currency of the Company is the United States Dollar (“US$”) and the accompanying financial statements have been expressed in US$. Stemcell maintains its books and records in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with Accounting Standard Codification (“ASC”) Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

June 30, 2018
Current JPY: US$1 exchange rate	110.66
Average JPY: US$1 exchange rate	108.76

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

During the six months ended June 30, 2018, the Company derived all its stem cell culturing and tissue handling technical assistance revenue from Omotesando Helene Clinic (the “Helene Clinic”), which is fully owned by Takaaki Matsuoka. Pursuant to the agreement entered into by the two parties, once technical assistance is provided to the cells or tissues that were cultured or handled, no returns are allowed.

Coordination Service Revenue

During the six months ended June 30, 2018, all the coordination service was delivered to Helene Clinic. Pursuant to the service agreement entered into by the Company and Helene Clinic, the Company’s performance obligations under the coordination service include introducing patients to clinics, arranging schedules and any related translation thereof. Revenue is recognized when a series of abovementioned services are delivered and treatments for the patient are completed as identified by Helene Clinic.

Marketing and Other Services Revenue

During the six months ended June 30, 2018, the Company provided internet marketing services by optimizing search engines for (i) eight third-party clinics and (ii) six health clinics, including Helene Clinic, that are fully owned or managed by Takaaki Matsuoka. Since July 2017, the Company commenced outsourcing services to clinics, encompassing administration services including accounting, payroll, tax support, clinic non-medical operations, recruiting and HR planning, facilities and maintenance services, IT support and legal services enabling the clinics to concentrate more on medical activities.

Rental & Lease Revenue

The Company leased certain medical equipment and properties to medical clinics. For the six months ended June 30, 2018, rental revenue was derived from (i) four third-party clinics and (ii) six clinics, including Helene Clinic, which are fully owned or managed by Takaaki Matsuoka.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risks.

The Company received lump-sum payments from individual patients for the services to be delivered by the Company and Helene Clinic as a whole. Historically, the Company deducted 10% of the total payments and remitted the remainder to Helene Clinic, after which the Company billed and received payments from Helene Clinic for stem cell culturing and tissue handling technical assistance services. Since the beginning of 2017, the Company changed this business model to deduct the 10% and the amount to be recognized as stem cell culturing and tissue handling technical assistance revenue prior to remitting the remainder to Helene Clinic. As of June 30, 2018, and December 31, 2017, the Company had accounts receivable from Helene Clinic of $509,117 and $145,980 respectively, and accounts payable to Helene Clinic of $304,917 and $278,593, respectively. Also see Note 3.

Net revenues from customers accounting for 10% or more of total revenues are as follows:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
	%	%	%	%
Omotesando Helene Clinic	74.8	93.4	72.2	89.0
Total	74.8	93.4	72.2	89.0

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

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”) which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public and private companies, respectively, the standard will be effective for the first interim reporting period within annual periods beginning after December 15,2018 and 2019, although early adoption is permitted. Since the company is an Emerging Growth Company and has made the election under Section 107(b) for extended transition to new or revised accounting standards, it follows the effective date for private companies. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. We began a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is ongoing.

NOTE 3 - RELATED-PARTY TRANSACTIONS

For the three and six months ended June 30, 2018, the Company derived stem cell culturing and tissue handling technical assistance revenue and coordination revenue in the amount of $1,512,444 and $515,116, $2,616,195 and $896,628, respectively, from Helene Clinic which is fully owned by Takaaki Matsuoka, the sole director of the Company.

For the three and six months ended June 30, 2017, the Company derived stem cell culturing and tissue handling technical assistance revenue and coordination revenue in the amount of $1,449,415 and $487,823, $2,155,467 and $619,236, respectively, from Helene Clinic which is fully owned by Takaaki Matsuoka, the sole director of the Company.

For the three and six months ended June 30, 2018, the Company provided marketing and other services in the amount of $421,854 and $846,856 to six clinics which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company.

For the three and six months ended June 30, 2017, the Company provided marketing and other services in the amount of $40,638 and $80,102 to six clinics which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company.

For the three and six months ended June 30, 2018, the Company leased its equipment in the amount of $117,038 and $234,951 to six clinics which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company.

For the three and six months ended June 30, 2017, the Company leased its equipment in the amount of $100,880 and $219,835 to five clinics which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company.

As of June 30, 2018, the Company had a balance for accounts payable in the amount of $304,917 to Helene Clinic, which is fully owned by Takaaki Matsuoka, the sole director of the Company. As of December 31, 2017, the Company had a balance for accounts payable in the amount of $278,593 to Helene Clinic, which is fully owned by Takaaki Matsuoka, the sole director of the Company.

As of June 30, 2018, the Company had a balance for accounts receivable in the amount of $509,117 from the Helene Clinic which is fully owned by Takaaki Matsuoka, the sole director of the Company. As of December 31, 2017, the Company had a balance for accounts receivable in the amount of $145,980 from the Helene Clinic, which is fully owned by Takaaki Matsuoka, the sole director of the Company.

Management determined that the Company has no interest in any residual gains or losses of the related party clinics. Therefore, management determined that consolidation of these clinics was not required under the guidance of ASC 810-15 Variable Interest Entities.

Throughout 2017 and through June 7, 2018, the Company’s office space was provided rent-free by Helene Clinic. On June 8, 2018 the Company changed the address of its principal executive offices from, 5-9-15-3F, 5-10-2 Minamiaoyama Minato-ku, Tokyo, 107-0062, Japan to the new, and current, address of 2nd Kuyo Building 2F 5-10-2 Minami Aoyama Minato-ku, Tokyo Japan. The Company rents its new office space from an unrelated third party.

As of March 31, 2018, the Company had provided a short-term loan in the amount of $922,934 to Takaaki Matsuoka, CEO and director of the Company. Management determined this action is a violation of Sarbanes Oxley Section 402 and required him to repay the loan with an annual market interest rate of 8%. On May 31, 2018, the loan principal balance was repaid in full; however, the interest of $18,448 was still not paid as of June 30, 2018. Management expects to collect this interest payment by August 31, 2018. Also see PartⅠ, Item 4, and PartⅡ, item 5 below.

NOTE 4 - INCOME TAXES

Stemcell Holdings, Inc., the holding company registered in the state of Delaware, does not plan to engage in any business activities. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income.

Stemcell Co., Ltd., the wholly owned subsidiary of the Company, is registered in Japan and subject to income taxes within Japan at applicable tax rate on the taxable income as reported in Japan statutory financial statements in accordance with relevant income tax laws. The reconciliation of the effective national income tax rate of Stemcell to the statutory income tax rate in Japan for the three and six months ended June 30, 2018 and 2017 is as follows.

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Japan national income tax rate	23.40%	23.40%	23.40%	23.40%
Valuation allowance recognized with respect to loss in Stemcell	0.00%	0.00%	0.00%	0.00%
Others	0.00%	0.00%	0.00%	0.00%
Total	23.40%	23.40%	23.40%	23.40%

 Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit recorded for the United States. The provisions for income taxes for the six months ended June 30, 2018 and 2017, respectively, are summarized as follows:

	Three months ended June 30, 2018	Three months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Current	$401,680	$609,995	$901,050	$793,237
Deferred	-	-	-	-
Total	$401,680	$609,995	$901,050	$793,237

NOTE 5 –COMMITMENTS AND CONTINGENCIES

The Company has continued a lease agreement to rent space for Kita Senju Clinic from April, 2017 with a monthly rent of $7,690 for a lease term of 3 years. The monthly rent is paid by Kita Senju Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $46,010.

The Company has entered a lease contract to rent space for Kamata Clinic from January, 2018 with a monthly rent of $6,343 for a lease term of 3 years. The monthly rent is paid by Kamata Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $34,262.

The Company has entered a lease contract to rent space for Funabashi Clinic from January, 2018 with a monthly rent of $7,798 for a lease term of 3 years. The monthly rent is paid by Funabashi Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $40,443.

The Company has entered a lease contract to rent space for Chiba Clinic from May, 2018 with a monthly rent of $5,517 for a lease term of 2 years. The monthly rent is paid by Chiba Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $36,147.

The Company has entered a lease contract to rent space for Fukuoka Clinic from April, 2018 with a monthly rent of $8,813 for a lease term of 3 years. The monthly rent is paid by Fukuoka Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $155,904.

The Company has entered a lease contract to rent space for Hachioji Clinic from April, 2018 with a monthly rent of $8,488 for a lease term of 2 years. The monthly rent is paid by Hajioji Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $20,020.

We are not a party to any material pending legal proceedings other than that which arise in the ordinary course of business. We believe that any liability that would ultimately result from the resolution on these matters will not, individually or in the aggregate, have a material adverse effect on our financial position or results of operations.

NOTE 6 - NET INCOME PER SHARE

The following table shows the computation of basic net income per share of our common stock. There are no instruments that have dilutive effect on the number of shares computation.

		Three Months ended June 30, 2018	Three Months ended June 30, 2017	Six months ended June 30, 2018	Six months ended June 30, 2017
Net Income	Numerator (a)	537,137	831,555	1,329,494	1,165,374
Weighted Average Number of Common Shares Outstanding, Basic and Dilutive	Denominator (b)	27,502,571	27,596,000	27,549,028	27,596,000
Basic and Diluted Net Income	(a)/(b)	$0.02	$0.03	$0.05	$0.04

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Disclaimer Regarding Forward Looking Statements

Our Management’s Discussion and Analysis or Plan of Operations contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Company Overview

The Company was originally incorporated with the name Perfect Acquisition, Inc., under the laws of the State of Delaware on December 31, 2015, with an objective to acquire, or merge with, an operating business.

On January 27, 2016, Jeffrey DeNunzio, our then sole shareholder, entered into a Share Purchase Agreement with Takaaki Matsuoka. Pursuant to the Agreement, Mr. DeNunzio transferred to Takaaki Matsuoka., 40,000,000,000 shares (adjusted for stock split) of our common stock which represented all of our issued and outstanding shares at that time.

On January 27, 2016, we changed our name to Stemcell Holdings, Inc.

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

On March 23, 2016, we entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Takaaki Matsuoka, our President, CEO and Director. Pursuant to this Stock Purchase Agreement, on March 24, 2016, Takaaki Matsuoka transferred 500 shares of the common stock of Stemcell Co., Ltd., a Japan corporation (“Stemcell”), which represents 100% of its issued and outstanding shares, to us in consideration of JPY5,000,000 ($44,476). As a result of this transaction, we gained a 100% interest in the issued and outstanding shares of Stemcell’s common stock and Stemcell became a wholly-owned subsidiary of ours. We are now the controlling and sole shareholder of Stemcell.

On May 2, 2016, Takaaki Matsuoka entered into a Stock Purchase Agreement with Primavera Singa Pte Ltd, a Singapore corporation (“Primavera Singa”). Pursuant to the Agreement, Takaaki Matsuoka transferred to Primavera Singa, 34,599,066,000shares (adjusted for stock split) of our common stock in consideration of JPY3,000,000 ($28,145) which represented approximately 86.5% of our then issued and outstanding shares. Shiho Matsuoka, the wife of our sole officer and director Takaaki Matsuoka, owns and controls 100% of Primavera Singa Pte., Ltd.

Following the closing of this share purchase transaction, Primavera Singa Pte., Ltd. became the controlling shareholder of the Company.

On October 26, 2016, our Board of Directors and seven of our largest shareholders approved to cancel 39,972,404,000 shares (adjusted for stock split) of the shares owned by those seven major shareholders (the “Stock Cancellation”).

On October 29, 2016, the Company performed the forward stock split, whereby every one (1) share of our common stock was automatically reclassified and changed into two thousand (2,000) shares (the “2000-for-1 Forward Stock Split”). The authorized number of shares and par value per share were not affected by the 2000-for-1 Forward Stock Split. The 2000-for-1 Forward Stock Split was executed subsequent to the Stock Cancellation.

Business Information of Stemcell

Our principal executive offices are located at the offices of our wholly-owned subsidiary, Stemcell Co., Ltd., and are located at 5-10-2 Minamiaoyama, Minato-ku, Tokyo, Japan. We changed office location in the first half of 2018 due to business expansion.

We, through Stemcell, our wholly-owned subsidiary, provide cell culturing, cell storage, tissue handling, delivery and technical assistance thereof to designated (by local health authorities) medical clinics and institutions as well as other ancillary services to facilitate cell therapies, including coordination to arrange such therapies between and among sales agents, patients and clinics. We also provide marketing services and medical and other equipment rental services to clinics.

Results of Operations for Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Summary of Results of Operations

	Three Months Ended June 30,
	2018	2017
Revenue from related parties	$2,566,452	$2,078,756
Revenue from third parties	242,009	11,502
Total revenues	2,808,461	2,090,258

Cost of revenues	688,154	372,842

Gross profit	2,120,307	1,717,416

Operating expenses:

Selling, General and administrative	1,196,997	275,874
Total operating expenses	1,196,197	275,874

Operating income	923,310	1,441,542
Other income	15,507	8
Income tax expense	401,680	609,995

Net income	$537,137	$831,555

Operating Income; Net Income

Our net income decreased by $294,418, from $831,555 to $537,137, for the three months ended June 30, 2017 compared to June 30, 2018. Our operating income decreased by $518,232, from $1,441,542 to $923,310 for the same periods. The change in our net income and operating income for the three months ended June 30, 2018, compared to the prior year period, is primarily a result of us having a significantly higher costs of revenue and higher selling, general and administrative expenses for the period in 2018, which was primarily a result of additional costs and expenses related to expansion. The changes are detailed below.

Revenue

We earned total revenues of $2,808,461 for the three months ended June 30, 2018, compared to $2,090,258 for the three months ended June 30, 2017. In the period in 2018, the total revenue was made up of $2,566,452 of revenue from related parties and $242,009 from revenue from third parties, while in the period in 2017, the total revenue was made up of $2,078,756 of revenue from related parties and $11,502 from revenue from third parties. The revenue from related parties is derived from the cell culturing, cell storage, tissue handling, delivery and technical assistance services, marketing, rental services we provide to clinics owned by our Chief Executive Officer. The revenue from third parties is from providing marketing and rental services to clinics that are not controlled by our Chief Executive Officer.

Cost of Revenues

Our cost of revenues for the three months ended June 30, 2018 was $688,154, compared to $372,842 for the three months ended June 30, 2017. Our cost of revenues primarily related to material, equipment and labor costs related to providing technical assistance to culture cells and handle tissues and equipment and labor cost increases for expanded services to clinics. As our revenues grow we expect our cost of revenues will also continue to increase.

Gross Profit

Our gross profit for the three months ended June 30, 2018 was $2,120,307, compared to $1,717,416 for the three months ended June 30, 2017, gross margin for three months ended June 30, 2018 was 75%, compared to 82% for the three months ended June 30, 2017, primarily due to an increase in direct labor headcount, as well as a material increase to improve product quality.

Other Income

Other Income for the three months ended June 30, 2018 was $15,507, compared to $8 for the three months ended June 30, 2017 primarily due to accrued 8% interest income from short-term loan provided to Takaaki Matsuoka, CEO and director of the Company in the amount of $922,934.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $921,123, from $275,874 for the three months ended June 30, 2017 to $1,196,997 for the three months ended June 30, 2018, primarily due to an increase in active marketing and promotional activities, as well as a back office headcount increase to enforce supporting services related to our business expansion.

Income tax expenses

Income tax for the three months ended June 30, 2018 was $401,680, compared to $609,995 for the three months ended June 30, 2017, which was a result of net income before income taxes decrease from $1,441,550 for the three months ended June 30, 2017 to $938,817 for the three months ended June 30, 2018.

Results of Operations for Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Summary of Results of Operation

	Six Months Ended June 30,
	2018	2017
Revenue from related parties	$4,594,630	$3,074,640
Revenue from third parties	472,397	66,796
Total revenues	5,067,027	3,141,436

Cost of revenues	1,184,158	548,439

Gross profit	3,882,869	2,592,997

Operating expenses:

Selling, General and administrative	1,667,007	634,394
Total operating expenses	1,667,007	634,394

Operating income	2,215,862	1,958,603
Other income	14,682	8
Income tax expense	901,050	793,237

Net income	$1,329,494	$1,165,374

Operating Income; Net Income

Our net income increased by $164,120, from $1,165,374 to $1,329,494, for the six months ended June 30, 2017 compared to June 30, 2018. Our operating income increased by $257,259, from $1,958,603 to $2,215,862 for the same periods. The change in our net income and operating income for the six months ended June 30, 2018, compared to the prior year period, is primarily a result of us having a significant increase in revenue which was mostly offset by a significant increase in costs of revenue and selling, general and administrative expenses for the period in 2018, which was primarily a result of additional costs and expenses related to expansion. The changes are detailed below.

Revenue

We earned total revenues of $5,067,027 for the six months ended June 30, 2018, compared to $3,141,436 for the six earned months ended June 30, 2017. In the period in 2018, the total revenue was made up of $4,594,630 of revenue from related parties and $472,397 from revenue from third parties, while in the period in 2017, the total revenue was made up of $3,074,640 of revenue from related parties and $66,796 from revenue from third parties. The revenue from related parties is derived from the cell culturing, cell storage, tissue handling, delivery and technical assistance services, marketing, rental service we provide to clinics owned or managed by our Chief Executive Officer. The revenue from third parties is from providing marketing and rental services to clinics that are not controlled by our Chief Executive Officer.

Cost of Revenues

Our cost of revenues for the six months ended June 30, 2018 were $1,184,158, compared to $548,439 for the six months ended June 30, 2017. Our cost of revenues primarily related to material, equipment and labor costs related to providing technical assistance to culture cells and handle tissues and equipment and labor cost increases for expanded services to clinics. As our revenues grow we expect our cost of revenues will also continue to increase.

Gross Profit

Our gross profit for the six months ended June 30, 2018 was $3,882,869, compared to $2,592,997 for the six months ended June 30, 2017, gross margin decreased by 6%, from 83% for the six months ended June 30, 2017 to 77% for the six months ended June 30, 2018, primarily due to an increase in direct labor cost, as well as a material increase to improve product quality.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,032,613, from $634,394 for the six months ended June 30, 2017 to $1,667,007 for the six months ended June 30, 2018, primarily due to an increase in active marketing and promotional activities, as well as a back office headcount increase to enforce supporting services related to our business expansion.

Other Income

Other Income for the six months ended June 30, 2018 was $14,682, compared to $8 for the six months ended June 30, 2017 primarily due to accrued 8% interest income from short-term loan provided to Takaaki Matsuoka, CEO and director of the Company in the amount of $922,934.

Income tax expenses

Income tax for the six months ended June 30, 2018 was $901,050, compared to $793,237 for the six months ended June 30, 2017, which was a result of net income before income taxes increase from $ 1,958,611 for the six months ended June 30, 2017 to $2,230,544 for the six months ended June 30, 2018.

Liquidity and Capital Resources for Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Introduction

As of June 30, 2018, our cash balance was $4,614,133 and our working capital was $3,211,870. Our cash balance is currently sufficient to fund our operations for at least twelve months. Operating cash flow was $1,001,077 for the six months ended June 30, 2018, which declined by $1,185,234 from $2,186,311 the prior year same period. Capital expenditures, composed primarily of property and equipment purchases, were $176,597, and security deposits paid were $691,628.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of June 30, 2018 and as of December 31, 2017, respectively, are as follows:

	June 30, 2018	December 31, 2017	Change

Cash	$4,614,133	$4,483,705	$130,428
Total Current Assets	8,009,696	5,276,723	2,732,973
Total Assets	9,932,594	6,418,180	3,514,414
Total Current Liabilities	4,797,825	2,610,481	2,187,344
Total Liabilities	4,797,825	2,610,481	2,187,344

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

Concentrations of Risk

Our revenue is highly dependent on one customer, Omotesando Helene Clinic, which comprised 74.8% and 72.2% of our total revenue for the three and six months ended June 30, 2018, respectively. Our business will be significantly affected should we lose this customer. Helene Clinic is fully-owned by Takaaki Matsuoka, our CEO and director.

Principal Commitments

With the exception of our lease agreements for Kita Senju Clinic, Kamata Clinic, Chiba Clinic, Fukuoka Clinic, Hachioji Clinic and Funabashi Clinic, we are not a party to any agreements other than those services we provide to our customers as part of our normal course of business. See Note 5 to our consolidated financial statements included in Part I of this report.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Going Concern Analysis

As of June 30, 2018, we had cash of $4,614,133. The combination of our growth in revenues, cash flows from operations and net income leads management to believe that it is probable that our cash resources will be sufficient to meet our cash requirements for current operations through and beyond twelve months from the date of this filing. As a result, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. While we believe in the viability of our strategy to generate sufficient revenues and cash flows and to control costs, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenues and cash flows and to control operating expenses.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, and as a result, in part, of the loan of $922,934 that the Company made to the CEO, which is a violation of Sarbanes Oxley Act, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective consistent with our reporting in our Annual Report on Form 10-K for the year ended December 31, 2017.

As funds become available to us, we expect to implement additional measures to improve disclosure controls and procedures.

(b)       Changes in Internal Controls over Financial Reporting

On April 9, 2018, our Board of Directors accepted the resignation of Ms. Erika, Nakazawa from the position of Chief Financial Officer effective immediately. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices. On April 9, 2018, our Board of Directors approved the appointment of Ms. Rei Mochizuki as our new Chief Financial Officer, effective immediately. We believe this change strengthened our internal controls over financial reporting based on Ms. Mochizuki’s experience. There were no other changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(c)       Officer’s Certifications

Appearing as an exhibit to this quarterly report on Form 10-Q are “Certifications” of our Chief Executive and Financial Officer. The Certifications are required pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the quarterly report on Form 10-Q contains information concerning the Controls Evaluation referred to in the Section 302 Certifications. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II - OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

We are not current a party to any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A	RISK FACTORS

Our operations and financial results are subject to various risk and uncertainties, including those described including those described in part I, item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could adversely affect our business, financial condition, results of operations and cash flows. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2018, we did not issue any unregistered securities.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4	MINE SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5	OTHER INFORMATION

As noted in our Quarterly Report on Form 10-Q for the period ended March 31, 2018, we loaned Mr. Takaaki Matsuoka, our Chief Executive Officer, $922,934 on February 28, 2018. We believe this loan was in violation of the Sarbanes-Oxley Act of 2002. As soon as we made the determination, we notified Mr. Matsuoka that he had until May 31, 2018 to repay the loan in full, with interest, calculated at annual market interest rate of 8%. Mr. Matsuoka repaid the principal of the loan in full on May 31, 2018. However, he has not yet paid the interest. Management expects to collect the interest of $18,448 on August 31, 2018.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation

3.2 (2)	Certificate of Amendment

3.3 (1)	Bylaws

10.1 (3)	Stock Purchase Agreement

10.2 *	Master Outsourcing and Contract Agreement between Stemcell Ltd. and Omotesando Helene Clinic dated June 30, 2016

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer

32.1 *	Section 1350 Certification of Chief Executive Officer

32.2 *	Section 1350 Certification of Chief Accounting Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, as filed with the Commission on February 12, 2015.
(2)	Filed as exhibit 3.2 to Form 10-12G/A on June 29, 2016
(3)	Incorporated by reference from our Form 8-K, as filed with the Commission on March 28, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Stemcell Holdings, Inc.

(Registrant)

By: /s/ Takaaki Matsuoka

Name: Takaaki Matsuoka

CEO, President, Director

Dated: August 14, 2018

By: /s/ Rei Mochizuki

Name: Rei Mochizuki

CFO

Dated: August 14, 2018