Form 10-Q
period 2018-09-30
Stemcell Holdings, Inc.
filed 2018-11-14
CIK 1666487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ________

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes[ ] No [ ]

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2018, there were 27,378,000 shares of common stock, $0.0001 par value, issued and outstanding.

INDEX

		Page
PART I - FINANCIAL INFORMATION

ITEM 1	condensed consolidated FINANCIAL STATEMENTs

CONSOLIDATED Balance Sheets as of SEPTEMBER 30, 2018 (unaudited) and DECEMBER 31, 2017		F1
CONSOLIDATED StatementS of Operations AND COMPREHENSIVE INCOME FOR THE THREE AND NINE MONTHS ENDED september 30, 2018 AND september 30, 2017 (unaudited)		F2
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND SEPTEMBER 30, 2017 (UNAUDITED)		F3
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS		F4

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	4
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4
ITEM 4	CONTROLS AND PROCEDURES	5

PART II-OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	5
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	MINE SAFETY DISCLOSURES	5
ITEM 5	OTHER INFORMATION	5
ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider," or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties, and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The balance sheets as of September 30, 2018 and December 31, 2017, the statements of operations for the three and nine months ended September 30, 2018 and 2017, and statements of cash flows for the nine months ended September 30, 2018 and 2017, follow. The unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature.

 STEMCELL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	As of	As of
	30-Sep-18	31-Dec-17
	(UNAUDITED)
ASSETS
Current Assets
Cash	$5,115,747	$4,483,705
Trade receivables	2,026,360	177,064
Clinic-AR from related party	535,603	145,980
Clinic-AR from third party	1,093,207	53,184
Prepaid expenses and other current assets	1,200,515	416,790

TOTAL CURRENT ASSETS	9,971,432	5,276,723
Property and equipment, net	1,226,137	1,033,605
Deferred tax assets	61,291	61,842
Security deposits	773,988	46,010

TOTAL ASSETS	$12,032,848	$6,418,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable to related party	$400,725	$278,593
Accrued expenses and other liabilities	4,612,484	1,781,670
Income tax payables	1,010,235	550,218
TOTAL CURRENT LIABILITIES	6,023,444	2,610,481

TOTAL LIABILITIES	6,023,444	2,610,481

Commitments and contingencies (NOTE 5)

Shareholders’ Equity
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of September 30, 2018 and December 31, 2017)	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized; 27,378,000 shares and 27,596,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively)
	2,739	2,760
Additional paid-in capital	64,602	65,116
Retained earnings	6,124,422	3,807,116
Accumulated other comprehensive loss	(182,359)	(67,292)

TOTAL SHAREHOLDERS’ EQUITY	6,009,404	3,807,699

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,032,848	$6,418,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F1-

STEMCELL HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three months	Three months	Nine months	Nine months
	Ended	Ended	Ended	Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Revenues from related parties:

Stemcell culturing & tissue handling technical assistance fees	$1,963,744	$861,165	$4,579,939	$3,016,632
Coordination fees	558,588	290,357	1,455,215	909,593
Marketing services	412,832	159,850	1,259,688	239,952
Rental services	114,538	55,602	349,489	275,437
Total revenues from related parties:	3,049,702	1,366,974	7,644,331	4,441,614
Revenues from third parties
Marketing services	287,160	60,301	623,233	76,321
Rental services	66,458	97,937	202,781	148,713
Total revenues from third parties	353,618	158,238	826,014	225,034
Total revenues	3,403,320	1,525,212	8,470,345	4,666,648

Cost of revenues	745,878	290,431	1,930,035	838,870

Gross profit	2,657,442	1,234,781	6,540,310	3,827,778

Operating expenses
Selling, general and administrative expenses	835,800	350,970	2,502,806	985,364

Total operating expenses	835,800	350,970	2,502,806	985,364

Other (expense) income	(10,521)	(1,107)	4,162	(1,099)

NET INCOME BEFORE TAXES	1,811,121	882,704	4,041,666	2,841,315

Income tax expenses	774,073	370,924	1,675,123	1,164,161

NET INCOME	$1,037,048	$511,780	$2,366,543	$1,677,154

Other Comprehensive Income
Foreign currency translation adjustment	(162,414)	(10,068)	(115,067)	42,416

TOTAL COMPREHENSIVE INCOME	$874,634	$501,712	$2,251,476	$1,719,570

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.04	$0.02	$0.09	$0.06

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED (*)	27,378,000	27,596,000	27,491,392	27,596,000

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

-F2-

STEMCELL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months	Nine months
	Ended	Ended
	September 30, 2018	September 30, 2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,366,543	$1,677,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	134,550	83,803
Changes in operating assets and liabilities:
Trade receivables	(1,849,296)	(181,868)
Clinic-AR from related party	(389,623)	-
Clinic-AR from third party	(1,040,023)	-
Deferred tax assets	551	-
Prepaid expenses and other current assets	(783,725)	(526,804)
Accounts payable to related party	122,132	(312,447)
Accrued expenses and other current liabilities	2,830,814	1,816,427
Income tax payables	460,017	(725,445)
Net cash provided by operating activities	1,851,940	1,830,820

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(327,082)	(526,275)
Security deposits paid	(727,978)	(46,092)
Net cash used in investing activities	(1,055,060)	(572,367)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan (to) from director	(922,934)	320
Principal payment received on loan to director	922,934	-
Repurchase of common stock	(49,771)	-
Net cash (used in) provided by financing activities	(49,771)	320

Net effect of exchange rate changes on cash	(115,067)	(42,416)

Net change in cash	632,042	1,301,189
Cash - beginning of period	4,483,705	2,646,855
Cash - end of period	$5,115,747	$3,948,044

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Income taxes paid	$762,001	$1,898,605

NON-CASH FINANCING AND INVESTING TRANSACTIONS
Retirement of treasury stock	$49,771	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

STEMCELL HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2018

(UNAUDITED)

NOTE 1 - ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS OF PRESENTATION

Stemcell Holdings, Inc., formerly known as Perfect Acquisition, Inc. (the “Company”), was incorporated under the laws of the State of Delaware on December 31, 2015, with an objective to acquire, or merge with, an operating business. On March 23, 2016, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Takaaki Matsuoka, our current President, CEO and Director. Pursuant to the Stock Purchase Agreement, on March 24, 2016, Takaaki Matsuoka transferred to the Company, 500 shares of the common stock of Stemcell Co., Ltd., a Japanese corporation (“Stemcell”), which represented all of its issued and outstanding shares, in return for cash consideration of JPY 5,000,000 ($44,476). Following the effective date of the share purchase transaction, Stemcell became a wholly-owned subsidiary of the Company.

The Company, through Stemcell, concentrates on regenerative medicine-related business which includes but is not limited to the culturing, storing and delivery of stem cells, providing related technical assistance related thereto and other ancillary services to facilitate cell therapies.

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine month periods, have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the full year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent year, as reported in the Form 10-K for the year ended December 31, 2017, have been omitted. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, as reported by us in our Annual Report on Form 10-K filed with the SEC on March 30, 2018.

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

Translation of amounts from the local currency of Stemcell into US$1 has been made at the following exchange rates for the nine months ended as September 30, 2018:

September 30, 2018
Current JPY: US$1 exchange rate	113.68
Average JPY: US$1 exchange rate	109.67

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

During the nine months ended September 30, 2018, the Company derived all its stem cell culturing and tissue handling technical assistance revenue from Omotesando Helene Clinic (the “Helene Clinic”), which is fully owned by Takaaki Matsuoka. Pursuant to the agreement entered into by the two parties, once technical assistance is provided to the cells or tissues that were cultured or handled, no returns are allowed.

Coordination Service Revenue

During the nine months ended September 30, 2018, all the coordination service was delivered to Helene Clinic. Pursuant to the service agreement entered into by the Company and Helene Clinic, the Company’s performance obligations under the coordination service include introducing patients to clinics, arranging schedules and any related translation thereof. Revenue is recognized when a series of abovementioned services are delivered and treatments for the patient are completed as identified by Helene Clinic.

Marketing and Other Services Revenue

During the nine months ended September 30, 2018, the Company provided internet marketing services by optimizing search engines for (i) eight third-party clinics and (ii) six health clinics, including Helene Clinic, that are fully-owned or managed by Takaaki Matsuoka. Since July 2017, the Company commenced outsourcing services to clinics, encompassing administration services including accounting, payroll, tax support, clinic non-medical operations, recruiting and HR planning, facilities and maintenance services, IT support and legal services enabling the clinics to concentrate more on medical activities.

Rental & Lease Revenue

The Company leased certain medical equipment and properties to medical clinics. For the nine-months ended September 30, 2018, rental revenue was derived from (i) four third-party clinics and (ii) six clinics, including Helene Clinic, which are fully-owned or managed by Takaaki Matsuoka.

CONCENTRATION OF CREDIT RISKS

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash. The Company places its cash with financial institutions. The Company does not require collateral or other security to support financial instruments subject to credit risks.

The Company receives lump-sum payments from individual patients for the services to be delivered by the Company and Helene Clinic as a whole. Historically, the Company deducted 10% of the total customer payments and remitted the remainder to Helene Clinic, after which the Company billed and received payments from Helene Clinic, which represents the Company’s coordination services fee, stem cell culturing and tissue handling technical assistance services. Since the beginning of 2017, the Company changed this business model to deduct the 10% of the total customer payments and the amount to be recognized as stem cell culturing and tissue handling technical assistance revenue prior to remitting the remainder to Helene Clinic. As of September 30, 2018, and December 31, 2017, the Company had accounts receivable from Helene Clinic of $221,767 and $42,350 respectively, and accounts payable to Helene Clinic of $400,725 and $278,593, respectively. Also see Note 3.

Net revenues from customers accounting for 10% or more of total revenues are as follows:

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
	%	%	%	%
Omotesando Helene Clinic	76.2	80.8	73.8	84.8
Total	76.2	80.8	73.8	84.8

EFFECT OF RECENTLY ADOPTED AND ISSUED PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers. This amendment updates addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This standard update is effective for the Company on January 1, 2019, and is to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted. Since the Company is an Emerging Growth Company and has made the election under Section 107(b) for extended transition to new or revised accounting standards, it follows the effective date for private companies. We are currently conducting a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update 2016-02 (“ASU 2016-02”) which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. This standard will be effective for the Company on January 1, 2020, although early adoption is permitted. Since the company is an Emerging Growth Company and has made the election under Section 107(b) for extended transition to new or revised accounting standards, it follows the effective date for private companies. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. We began a detailed assessment of the impact that this guidance will have on our consolidated financial statements and related disclosures, and our analysis is ongoing.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effect from Accumulated Other Comprehensive Income. ASU 2018-02 allows for a reclassification from accumulated other comprehensive income to retained earnings for standard tax effects resulting from the Tax Cuts and Jobs Act. We are currently evaluating the impact of adopting the new standard on our consolidated financial statements. ASU 2018-02 will be effective for us on January 1, 2019.

NOTE 3 - RELATED-PARTY TRANSACTIONS

For the three and nine-months ended September 30, 2018, the Company derived stem cell culturing and tissue handling technical assistance revenue and coordination revenue in the amount of $1,963,744 and $558,588, $4,579,939 and $1,455,215, respectively, from Helene Clinic which is fully-owned by Takaaki Matsuoka, the sole director of the Company.

For the three and nine-months ended September 30, 2017, the Company derived stem cell culturing and tissue handling technical assistance revenue and coordination revenue in the amount of $861,165 and $290,357, $3,016,632 and $909,593, respectively, from Helene Clinic which is fully-owned by Takaaki Matsuoka, the sole director of the Company.

For the three and nine-months ended September 30, 2018, the Company provided marketing and other services in the amount of $412,832 and $1,259,688 to six clinics which are fully-owned or managed by Takaaki Matsuoka, the sole director of the Company.

For the three and nine-months ended September 30, 2017, the Company provided marketing and other services in the amount of $159,850 and $239,952 to six clinics which are fully-owned or managed by Takaaki Matsuoka, the sole director of the Company.

For the three and nine-months ended September 30, 2018, the Company leased its equipment in the amount of $114,538 and $349,489 to six clinics which are fully-owned or managed by Takaaki Matsuoka, the sole director of the Company.

For the three and nine-months ended September 30, 2017, the Company leased its equipment in the amount of $55,602 and $275,437 to five clinics which are fully-owned or managed by Takaaki Matsuoka, the sole director of the Company.

As of September 30, 2018, the Company had a balance for accounts payable in the amount of $400,725 to Helene Clinic, which is fully owned by Takaaki Matsuoka, the sole director of the Company. As of December 31, 2017, the Company had a balance for accounts payable in the amount of $278,593 to Helene Clinic, which is fully-owned by Takaaki Matsuoka, the sole director of the Company.

As of September 30, 2018, the Company had a balance for accounts receivable in the amount of $535,603 from six clinics which are fully owned or managed by Takaaki Matsuoka, the sole director of the Company. As of December 31, 2017, the Company had a balance for accounts receivable in the amount of $145,980 from six clinics which are fully-owned or managed by Takaaki Matsuoka, the sole director of the Company.

Management determined that the Company has no interest in any residual gains or losses of the related party clinics. Therefore, management determined that consolidation of these clinics was not required under the guidance of ASC 810-15 Variable Interest Entities.

Throughout 2017 and through April 17, 2018, the Company’s office space was provided rent-free by Helene Clinic. On April 18, 2018, the Company changed the address of its principal executive offices from, 5-9-15-3F, 5-10-2 Minamiaoyama Minato-ku, Tokyo, 107-0062, Japan to the new, and current, address of 2nd Kuyo Building 2F 5-10-2 Minami Aoyama Minato-ku, Tokyo Japan. The Company rents its new office space from an unrelated third-party.

As of March 31, 2018, the Company had provided a short-term loan in the amount of $922,934 to Takaaki Matsuoka, CEO and director of the Company. Management determined this action is a violation of Sarbanes Oxley Section 402 and required him to repay the loan with an annual market interest rate of 8%. On May 31, 2018, the loan principal balance was repaid in full; however, the interest of $18,448 was still not paid as of September 30, 2018. Management expects to collect this interest payment by December 31, 2018. Also see PartⅠ, Item 4, and PartⅡ, Item 5 below.

NOTE 4 - INCOME TAXES

Stemcell Holdings, Inc., the holding company registered in the state of Delaware, does not plan to engage in any business activities. No provision for income taxes in the U.S. has been made as the Company had no U.S. taxable income.

Stemcell Co., Ltd., the wholly owned subsidiary of the Company, is registered in Japan and subject to income taxes within Japan at applicable tax rate on the taxable income as reported in Japan statutory financial statements in accordance with relevant income tax laws. The reconciliation of the effective national income tax rate of Stemcell to the statutory income tax rate in Japan for the three and nine months ended September 30, 2018 and 2017 is as follows.

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Japan national income tax rate	23.40%	23.40%	23.40%	23.40%
Valuation allowance recognized with respect to loss in Stemcell	0.00%	0.00%	0.00%	0.00%
Others	0.00%	0.00%	0.00%	0.00%
Total	23.40%	23.40%	23.40%	23.40%

Income taxes are calculated on a separate entity basis. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There currently is no tax benefit recorded for the United States. The provisions for income taxes for the nine months ended September 30, 2018 and 2017, respectively, are summarized as follows:

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Current	$774,073	$370,924	$1,675,123	$1,164,161
Deferred	-	-	-	-
Total	$774,073	$370,924	$1,675,123	$1,164,161

NOTE 5 –COMMITMENTS AND CONTINGENCIES

The Company has continued a lease agreement to rent space for Kita Senju Clinic, an unrelated third party clinic, from April, 2017 with a monthly rent of $7,690 for a lease term of 3 years. The monthly rent is paid by Kita Senju Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $46,010.

The Company has entered a lease contract to rent space for Kamata Clinic, an unrelated third party clinic, from January, 2018 with a monthly rent of $6,343 for a lease term of 3 years. The monthly rent is paid by Kamata Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $34,262.

The Company has entered a lease contract to rent space for Funabashi Clinic, an unrelated third party clinic, from January, 2018 with a monthly rent of $7,798 for a lease term of 3 years. The monthly rent is paid by Funabashi Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $40,443.

The Company has entered a lease contract to rent space for Chiba Clinic, an unrelated third party clinic, from May, 2018 with a monthly rent of $5,517 for a lease term of 2 years. The monthly rent is paid by Chiba Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $36,147.

The Company has entered a lease contract to rent space for Fukuoka Clinic, an unrelated third party clinic, from April, 2018 with a monthly rent of $8,813 for a lease term of 3 years. The monthly rent is paid by Fukuoka Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $155,904.

The Company has entered a lease contract to rent space for Hachioji Clinic, an unrelated third party clinic, from April, 2018 with a monthly rent of $8,488 for a lease term of 2 years. The monthly rent is paid by Hajioji Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $20,020.

The Company has entered a lease contract to rent space for Hiroshima Clinic, an unrelated third party clinic, from October, 2018 with a monthly rent of $3,321 for a lease term of 3 years. The monthly rent is paid by Hiroshima Clinic. In the event it fails to pay the rent, the Company is responsible for the payment. The Company has also put down the initial deposit for the lease in the amount of $30,823.

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

		Three Months ended September 30, 2018	Three Months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Net Income	Numerator (a)	1,037,048	511,780	2,366,543	1,677,154
Weighted Average Number of Common Shares Outstanding, Basic and Dilutive	Denominator (b)	27,378,000	27,596,000	27,491,392	27,596,000
Basic and Diluted Net Income	(a)/(b)	$0.04	$0.02	$0.09	$0.06

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On January 27, 2016, Jeffrey DeNunzio, our then sole shareholder, entered into a Share Purchase Agreement with Takaaki Matsuoka. Pursuant to the Agreement, Mr. DeNunzio transferred to Takaaki Matsuoka, 40,000,000,000 shares (adjusted for stock split) of our common stock which represented all of our issued and outstanding shares at that time.

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

On May 2, 2016, Takaaki Matsuoka entered into a Stock Purchase Agreement with Primavera Singa Pte Ltd, a Singapore corporation (“Primavera Singa”). Pursuant to the Agreement, Takaaki Matsuoka transferred to Primavera Singa, 34,599,066,000 shares (adjusted for stock split) of our common stock in consideration of JPY3,000,000 ($28,145) which represented approximately 86.5% of our then issued and outstanding shares. Shiho Matsuoka, the wife of our sole officer and director Takaaki Matsuoka, owns and controls 100% of Primavera Singa Pte., Ltd.

Following the closing of this share purchase transaction, Primavera Singa Pte., Ltd. became the controlling shareholder of the Company.

On October 26, 2016, our Board of Directors and seven of our largest shareholders approved to cancel 39,972,404,000 shares of the shares owned by those seven major shareholders (the “Stock Cancellation”).

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

Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Summary of Results of Operations

	Three Months Ended September 30,
	2018	2017
Revenue from related parties	$3,049,702	$1,366,974
Revenue from third parties	353,618	158,238
Total revenues	3,403,320	1,525,212

Cost of revenues	745,878	290,431

Gross profit	2,657,442	1,234,781
	78%	81%
Operating expenses:

Selling, General and administrative	835,800	350,970
Total operating expenses	835,800	350,970

Operating income	1,821,642	883,811
Other expense	(10,521)	(1,107)
Income tax expense	774,073	370,924

Net income	$1,037,048	$511,780

Operating Income; Net Income

Our net income increased by $525,268, from $511,780 to $1,037,048, for the three months ended September 30, 2017 compared to September 30, 2018. Our operating income increased by $937,831, from $883,811 to $1,821,642 for the same periods. Although cost of revenues increased from $290,431 to $745,878, from the three months ended September 30, 2017 compared to September 30, 2018 due to a direct overhead increase compared to the prior year period, total revenue increased significantly from the three months ended September 30, 2017 compared to September 30, 2018 from $1,525,212 to $3,403,320. The changes are detailed below.

Revenue

We earned total revenues of $3,403,320 for the three months ended September 30, 2018, compared to $1,525,212 for the three months ended September 30, 2017. In the period in 2018, the total revenue was made up of $3,049,702 of revenue from related parties and $353,618 from revenue from third parties, while in the period in 2017, the total revenue was made up of $1,366,974 of revenue from related parties and $158,238 from revenue from third parties. The revenue from related parties is derived from the cell culturing, cell storage, tissue handling, delivery and technical assistance services, marketing and rental services we provide to clinics owned or managed by our Chief Executive Officer. The revenue from third parties is from providing marketing and rental services to clinics that are not controlled by our Chief Executive Officer. The total revenues of $3,403,320 for the three months ended September 30, 2018, increased by $1,878,108 from $1,525,212 for the prior year same periods, mostly from related parties by an increase in active marketing and promotional activities.

Cost of Revenues

Our cost of revenues for the three months ended September 30, 2018 were $745,878, compared to $290,431 for the three months ended September 30, 2017. Our cost of revenues primarily related to material, equipment and labor costs related to providing technical assistance to culture cells and handle tissues and equipment and labor cost increases for expanded services to clinics. As our revenues grow we expect our cost of revenues will also continue to increase proportionally.

Gross Profit

Our gross profit for the three months ended September 30, 2018 was $2,657,442, compared to $1,234,781 for the three months ended September 30, 2017, gross margin for three months ended September 30, 2018 was 78%, compared to 81% for the three months ended September 30, 2017, primarily due to an increase in direct labor headcount, as well as a material increase to improve product quality.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $484,830, from $350,970 for the three months ended September 30, 2017 to $835,800 for the three months ended September 30, 2018, primarily due to an increase in active marketing and promotional activities, as well as a back office headcount increase to enforce supporting services related to our business expansion.

Other Expense

Other expense for the three months ended September 30, 2018 was $10,521, compared to $1,107 for the three months ended September 30, 2017 primarily due to patent application compulsory print fee tax.

Income tax expenses

Income tax for the three months ended September 30, 2018 was $774,073, compared to $370,924 for the three months ended September 30, 2017, which was a result of net income before income taxes increase from $882,704 for the three months ended September 30, 2017 to $1,811,121 for the three months ended September 30, 2018.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Summary of Results of Operation

	Nine months Ended September 30,
	2018	2017
Revenue from related parties	$7,644,331	$4,441,614
Revenue from third parties	826,014	225,034
Total revenues	8,470,345	4,666,648

Cost of revenues	1,930,035	838,870

Gross profit	6,540,310	3,827,778

Operating expenses:

Selling, General and administrative	2,502,806	985,364
Total operating expenses	2,502,806	985,364

Operating income	4,037,504	2,842,414
Other income (expense)	4,162	(1,099)
Income tax expense	1,675,123	1,164,161

Net income	$2,366,543	$1,677,154

Operating Income; Net Income

Our net income increased by $689,389, from $1,677,154 to $2,366,543, for the nine months ended September 30, 2017 compared to September 30, 2018. Our operating income increased by $1,195,090 from $2,842,414 to $4,037,504 for the same periods. The change in our net income and operating income for the nine months ended September 30, 2018, compared to the prior year period, is primarily a result of us having a significant increase in revenue which was partially offset by a significant increase in costs of revenue and selling, general and administrative expenses for the period in 2018, which was primarily a result of additional costs and expenses related to expansion. The changes are detailed below.

Revenue

We earned total revenues of $8,470,345 for the nine months ended September 30, 2018, compared to $4,666,648 for the nine earned months ended September 30, 2017. In the period in 2018, the total revenue was made up of $7,644,331 of revenue from related parties and $826,014 from revenue from third parties, while in the period in 2017, the total revenue was made up of $4,441,614 of revenue from related parties and $225,034 from revenue from third parties. The revenue from related parties is derived from the cell culturing, cell storage, tissue handling, delivery and technical assistance services, marketing and rental service we provide to clinics owned or managed by our Chief Executive Officer. The revenue from third parties is from providing marketing and rental services to clinics that are not controlled by our Chief Executive Officer. The total revenues of $8,470,345 for the nine months ended September 30, 2018, increased by $3,803,697 from $4,666,648 for the prior year same periods, mostly from related parties by an increase in active marketing and promotional activities.

Cost of Revenues

Our cost of revenues for the nine months ended September 30, 2018 were $1,930,035, compared to $838,870 for the nine months ended September 30, 2017. Our cost of revenues primarily related to material, equipment and labor costs related to providing technical assistance to culture cells and handle tissues and equipment and labor cost increases for expanded services to clinics. As our revenues grow we expect our cost of revenues will also continue to increase proportionally.

Gross Profit

Our gross profit for the nine months ended September 30, 2018 was $6,540,310, compared to $3,827,778 for the nine months ended September 30, 2017, gross margin decreased by 5%, from 82% for the nine months ended September 30, 2017 to 77% for the nine months ended September 30, 2018, primarily due to an increase in direct labor cost, as well as a material increase to improve product quality.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1,517,442 from $985,364 for the nine months ended September 30, 2017 to $2,502,806 for the nine months ended September 30, 2018, primarily due to an increase in active marketing and promotional activities, as well as a back office headcount increase to enforce supporting services related to our business expansion.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2018 was $4,162, compared to ($1,099) for the nine months ended September 30, 2017 primarily due to accrued 8% interest income from short-term loan provided to Takaaki Matsuoka, CEO and director of the Company in the amount of $922,934.

Income tax expenses

Income tax for the nine months ended September 30, 2018 was $1,675,123, compared to $1,164,161 for the nine months ended September 30, 2017, which was a result of net income before income taxes increase from $2,841,315 for the nine months ended September 30, 2017 to $4,041,666 for the nine months ended September 30, 2018.

Liquidity and Capital Resources for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Introduction

As of September 30, 2018, our cash balance was $5,115,747 and our working capital was $3,947,988. Our cash balance is currently sufficient to fund our operations for at least twelve months. Operating cash flow was $1,851,940 for the nine months ended September 30, 2018, which increased by $21,120 from $1,830,820 the prior year same period. Capital expenditures, composed primarily of property and equipment purchases, were $327,082, and security deposits paid were $727,978, for the nine months ended September 30, 2018.

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

Our cash, current assets, total assets, current liabilities, and total liabilities as of September 30, 2018 and as of December 31, 2017, respectively, are as follows:

	September 30, 2018	December 31, 2017	Change

Cash	$5,115,747	$4,483,705	$632,042
Total Current Assets	9,971,432	5,276,723	4,694,710
Total Assets	12,032,848	6,418,180	5,614,668
Total Current Liabilities	6,023,444	2,610,481	3,412,963
Total Liabilities	$6,023,444	$2,610,481	$3,412,963

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

Concentrations of Risk

Our revenue is highly dependent on one customer, Omotesando Helene Clinic, which comprised 76.2% and 73.8% of our total revenue for the three and nine months ended September 30, 2018, respectively. Our business will be significantly affected should we lose this customer. Helene Clinic is fully-owned by Takaaki Matsuoka, our CEO and director.

Principal Commitments

With the exception of our lease agreements for Kita Senju Clinic, Kamata Clinic, Chiba Clinic, Fukuoka Clinic, Hachioji Clinic, Hiroshima Clinic and Funabashi Clinic, we are not a party to any agreements other than those services we provide to our customers as part of our normal course of business. See Note 5 to our consolidated financial statements included in Part I of this report.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Going Concern Analysis

As of September 30, 2018, we had cash of $5,115,747. The combination of our growth in revenues, cash flows from operations and net income leads management to believe that it is probable that our cash resources will be sufficient to meet our cash requirements for current operations through and beyond twelve months from the date of this filing. As a result, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. While we believe in the viability of our strategy to generate sufficient revenues and cash flows and to control costs, there can be no assurances to that effect. Our ability to continue as a going concern is dependent upon our ability to further implement our business plan, generate sufficient revenues and cash flows and to control operating expenses.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer (our Principal Executive Officer) and chief financial officer (our Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, and as a result, in part, of the loan of $922,934 that the Company made to the CEO, which is a violation of Sarbanes Oxley Act, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective consistent with our reporting in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

During the nine months ended September 30, 2018, we did not issue any unregistered securities.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4	MINE SAFETY DISCLOSURES

There have been no events which are required to be reported under this Item.

ITEM 5	OTHER INFORMATION

As noted in our Quarterly Report on Form 10-Q for the period ended June 30, 2018, we loaned Mr. Takaaki Matsuoka, our Chief Executive Officer, $922,934 on February 28, 2018. We believe this loan was in violation of the Sabares-Oxley Act of 2002. As soon as we made the determination, we notified Mr. Matsuoka that he had until May 31, 2018 to repay the loan in full, with interest calculated as an annual market interest rate of 8%. Mr. Matsuoka repaid the principal of the loan in full on May 31, 2018. However, he has not yet paid the interest. Management expects to collect the interest of $18,448 by December 31, 2018.

ITEM 6	EXHIBITS

Exhibit No.	Description
3.1 (1)	Certificate of Incorporation

3.2 (2)	Certificate of Amendment

3.3 (1)	Bylaws

10.1 (3)	Stock Purchase Agreement

10.2 (4)	Master Outsourcing and Contract Agreement between Stemcell Ltd. and Omotesando Helene Clinic dated June 30, 2016

31.1 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 *	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer

32.1 *	Section 1350 Certification of Chief Executive Officer

32.2 *	Section 1350 Certification of Chief Accounting Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

101.DEF **	XBRL Taxonomy Extension Definition Linkbase

101.LAB **	XBRL Taxonomy Extension Label Linkbase

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference from our Registration Statement on Form 10, as filed with the Commission on February 12, 2015.
(2)	Incorporated by reference from Exhibit 3.2 to our Form 10-12G/A filed with the Commission on June 29, 2016.
(3)	Incorporated by reference from our Form 8-K, as filed with the Commission on March 28, 2016.
(4)	Incorporated by reference from our Form 10-Q for the period ended June 30, 2018, filed with the Commission on August 14, 2018.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Stemcell Holdings, Inc.

(Registrant)

By: /s/ Takaaki Matsuoka

Name: Takaaki Matsuoka

Chief Executive Officer

Dated: November 14, 2018

By: /s/ Rei Mochizuki

Name: Rei Mochizuki

Chief Financial Officer

Dated: November 14, 2018